Form 10-Q
period 2021-09-30
Pasithea Therapeutics Corp.
filed 2021-11-18
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-40804

PASITHEA THERAPEUTICS CORP.

(Exact name of Registrant as specified in its charter)

Delaware	85-1591963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, Suite 500 Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 514-4174

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	KTTA	The Nasdaq Capital Market
Warrants, exercisable for one share of Common Stock	KTTAW	The Nasdaq Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 18, 2021, there were 13,208,371 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended September 30, 2021

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2021, for the Three Months Ended September 30, 2020 and for the Period from May 12, 2020 (Inception) to September 30, 2020	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Three and Nine Months Ended September 30, 2021 for the Period from May 12, 2020 (Inception) to September 30, 2020	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2021 and for the Period from May 12, 2020 (Inception) to September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Mine Safety Disclosures	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

SIGNATURES		23

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,565,319	$243,650
Prepaid expenses	468,527	4,308
Total current assets	21,033,846	247,958

Property and equipment	8,570	-
Total assets	$21,042,416	$247,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$528,096	$6,603
Total current liabilities	528,096	6,603
Warrant liabilities	4,039,200	-
Total liabilities	4,567,296	6,603

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 13,208,371 and 7,469,125 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16,704	14,938
Additional paid-in capital	19,306,826	267,401
Accumulated other comprehensive loss	(3,762)	-
Accumulated deficit	(2,844,648)	(40,984)
Total stockholders’ equity	16,475,120	241,355
Total liabilities and stockholders’ equity	$21,042,416	$247,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period from May 12, 2020 (Inception) to
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Operating expenses:
Selling, general and administrative	$1,273,600	$13,970	$2,551,156	$13,970
Loss from operations	(1,273,600)	(13,970)	(2,551,156)	(13,970)

Other income (expense)
Change in fair value of warrant liabilities	(252,000)	-	(252,000)	-
Interest (expense)	(508)	-	(508)	-
Other income (expense)	(252,508)	-	(252,508)	-

Income (loss) before income taxes	(1,526,108)	(13,970)	(2,803,664)	(13,970)
Provision for income taxes	-	-	-	-

Net loss	$(1,526,108)	$(13,970)	$(2,803,644)	$(13,970)

Weighted-average common shares outstanding, basic and diluted	8,956,197	7,310,537	8,442,395	7,306,875
Basic and diluted net loss per common share	$(0.17)	$(0.00)	$(0.33)	$(0.00)

Comprehensive (loss):
Net loss	$(1,526,108)	$(13,970)	$(2,803,664)	$(13,970)
Foreign currency translation	(1,450)	-	(3,762)	-
Comprehensive loss:	$(1,527,558)	$(13,970)	$(2,807,426)	$(13,970)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at May 12, 2020 (Inception)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-
Balance at June 30, 2020	-	-	-	-	-	-
Issuance of common stock for cash	7,300,000	14,600	-	-	-	14,600
Issuance of common stock for cash	20,625	312	32,688	-	-	33,000
Net loss	-	-	-	-	(13,970)	(13,970)
Balance at September 30, 2020	7,320,625	$14,912	$32,688	$-	$(13,970)	$33,630

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2021	7,469,125	$14,938	$267,401	$-	$(40,984)	$241,355
Issuance of common stock for cash	635,594	1,271	1,207,655	-	-	1,208,926
Net loss	-	-	-	-	(549,609)	(549,609)
Balance at March 31, 2021	8,104,719	16,209	1,475,056	-	(590,593)	900,672
Stock-based compensation	-	-	299,665	-	-	299,665
Share adjustment (Note 5)	153,652	-	-	-	-	-
Foreign currency translation	-	-	-	(2,312)	-	(2,312)
Net loss	-	-	-	-	(727,947)	(727,947)
Balance at June 30, 2021	8,258,371	16,209	1,774,721	(2,312)	(1,318,540)	470,078
Stock-based compensation	-	-	15,000	-	-	15,000
Shares issued for services	150,000	15	749,985	-	-	750,000
Sale of 4,800,000 Units, net of underwriting discounts and offering costs	4,800,000	480	20,554,320	-	-	20,554,800
Issuance of 4,800,000 Public Warrants	-	-	(3,600,000)	-	-	(3,600,000)
Issuance of 240,000 Representatives’ Warrants	-	-	(187,200)	-	-	(187,200)
Foreign currency translation	-	-	-	(1,450)	-	(1,450)
Net loss	-	-	-	-	(1,526,108)	(1,526,108)
Balance at September 30, 2021	13,208,371	$16,704	$19,306,826	$(3,762)	$(2,844,648)	$16,475,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Period from May 12, 2020 (Inception) to
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,803,644)	$(13,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	314,665	-
Value of shares issued for services	750,000	-
Change in fair value of warrant liabilities	252,000	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	(496,752)	(10,000)
Changes in accounts payable and accrued liabilities	521,493	-
Net cash used in operating activities	(1,429,725)	(23,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,570)	-
Net cash used in investing activities	(8,570)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of Units	21,862,200	33,000
Cash proceeds from issuance of common stock	1,208,926	-
Payment of offering costs	(1,307,400)	-
Net cash provided by financing activities	21,763,726	33,000

Effect of foreign currency translation	(3,762)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,321,669	9,030
Cash and cash equivalents - Beginning of period	243,650	-
Cash and cash equivalents - End of period	$20,565,319	$9,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020. The Company is a biotechnology company focused on the research and discovery of new and effective treatments for psychiatric and neurological disorders. The Company’s primary biotech operations will focus on developing drugs that target the pathophysiology underlying such disorders rather than symptomatic treatments, with the goal of developing new pharmacological agents that display significant advantages over conventional therapies with respect to efficacy and tolerability.

The Company’s secondary operations are focused on providing business support services to anti-depression clinics in the UK and in the United States. Its operations in the UK will involve providing business support services to registered healthcare providers who will assess patients and, if appropriate, administer intravenous infusions of ketamine. Its operations in the United States will involve providing business support services to entities that furnish similar services to patients who personally pay for those services. Operations are expected to initially take place across the United States and the UK through partnerships with healthcare companies.

The Company is located in Miami Beach, Florida USA.

On September 17, 2021, the Company sold 4,800,000 Units in an Initial Public Offering (the “Initial Public Offering”) at a price of $5.00 per Unit for a total of $24,000,000. The Company incurred offering costs of $3,445,200, consisting of $2,137,800 of underwriting fees and expenses and $1,307,400 of costs related to the Initial Public Offering.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK) and Pasithea Clinics Inc. Pasithea Therapeutics Limited (UK) is a private limited Company, registered in the United Kingdom (UK). Pasithea Clinics Inc. is incorporated in Delaware.

COVID-19 Pandemic

In March 2020, the World Health Organization (the “WHO”) characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

In response to COVID-19, the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with COVID-19.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $20,565,319 in its operating bank account and working capital of $20,538,283. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from the issuance of common stock in private placements. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through twelve months from the date of these financial statements.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Form S-1 Registration Statement, as filed with the Securities and Exchange Commission on April 13, 2021, as amended. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810, “Consolidation,” (“ASC 810”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pasithea Therapeutics Limited (UK) and Pasithea Clinics Inc. All significant consolidated transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements are presented in U.S. Dollars.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. In September 2021, the Company recognized offering costs of $3,445,200, consisting of $2,137,800 of underwriting fees and expenses and $1,307,400 of costs related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on the relative fair value basis, compared to total proceeds received.

Warrant Liability

The Company accounts for its Public and Representative Warrants (each, the “Public Warrants” and “Representative Warrants” and, collectively, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public and Representative Warrants was initially and subsequently measured at the end of each reporting period, using a Black-Scholes option pricing model.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents, September 30, 2021	$20,565,319	$20,565,319	$-	$-

Liabilities:
Warrant liabilities, September 30, 2021	$4,039,200	$-	$-	$4,039,200

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. There are no outstanding dilutive or potentially dilutive instruments.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Translation of Foreign Operations

The financial results and position of foreign operations whose functional currency is different from the Company’s presentation currency are translated as follows:

●	assets and liabilities are translated at period-end exchange rates prevailing at that reporting date;

●	equity is translated at historical exchange rates; and

●	income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows:

September 30, 2021

Closing rate, British Pound (GBP) to US$ as of September 30, 2021	1.348
Average rate, GBP to US$ for the period ended September 30, 2021	1.387

Comprehensive Income (Loss)

FASB Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of September 30, 2021, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on September 17, 2021, the Company sold 4,800,000 Units at a price of $5.00 per Unit for a total of $24,000,000. The Company incurred offering costs of $3,445,200, consisting of $2,137,800 of underwriting fees and expenses and $1,307,400 of costs related to the Initial Public Offering.

Each Unit consisted of one share of common stock and one Public Warrant. Each redeemable Public Warrant entitles the holder to purchase one share of common stock at a price of $6.25 per share will be exercisable upon issuance and will expire five years from issuance. The Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Black-Scholes Model.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Collaboration Agreement – Zen Baker Street Clinic (UK)

On August 4, 2021, the Company entered into an Amended and Restated Collaboration Agreement with Portman Health Ltd (“Portman”), whereby both parties have agreed to collaborate on the provision of ketamine infusion treatments and any other treatments agreed to by the parties from time to time (the “Treatments”) at Portman’s London based clinic. The Company has agreed, among other things, market the Treatments to the extent permitted under law, arrange and pay for the fit-out of the consulting room, provide equipment necessary for the Treatments, develop, operate and maintain a booking website for the Treatments, make bookings and take payments, and employ or engage customer services advisers to liaise with clinical staff and pay certain staff costs. Portman has agreed provide consulting and treatment rooms, apply for and maintain CQC registrations, employ or engage licensed and qualified staff, assess patient and, if appropriate, administer the Treatments, maintain equipment and provide all ketamine and other pharmaceuticals necessary for the Treatments. All revenues from such Treatments (less certain staff costs) shall be allocated 30% to the Company and 70% to Portman.

Collaboration Agreement – Zen Knightsbridge Clinic (UK)

On August 4, 2021, the Company entered into an Amended and Restated Collaboration Agreement with Purecare Limited (“Purecare”), whereby both parties have agreed to collaborate on the provision of Treatments at Purecare’s London based clinic. The Company has agreed, among other things, market the Treatments to the extent permitted under law, arrange and pay for the fit-out of the consulting room, provide equipment necessary for the Treatments, develop, operate and maintain a booking website for the Treatments, make bookings and take payments, and employ or engage customer services advisers to liaise with clinical staff and pay certain staff costs. Purecare has agreed provide consulting and treatment rooms, apply for and maintain CQC registrations, employ or engage licensed and qualified staff, assess patient and, if appropriate, administer the Treatments, maintain equipment and provide all ketamine and other pharmaceuticals necessary for the Treatments. All revenues from such Treatments (less certain staff costs) shall be allocated 30% to the Company and 70% to Purecare.

Business Support Services Subcontract – The IV Doc

On April 9, 2021, Pasithea Clinics Corp. (“Pasithea Clinics”), an affiliate of the Company, entered into a Business Support Services Subcontract (the “Subcontract”) with The IV Doc, pursuant to which The IV Doc will provide certain non-clinical administrative, back office, and other business support services to one or more professional medical practices in the State of New York. During the term of the Subcontract, which shall be effective for 15 years from the effective date, Pasithea Clinics will pay The IV Doc monthly subcontract fees in consideration of the subcontract services rendered by The IV Doc. The subcontract fees, which are equal to $22,500 per month, will represent fair market value for the subcontract services and are commensurate with the subcontract services to be provided, and will not constitute an illegal fee-splitting or impermissible profit-sharing arrangement in violation of any applicable laws. In addition to the subcontract fees, Pasithea Clinics will reimburse The IV Doc for all reasonable expenses, including travel, meals and lodging expenses, incurred by The IV Doc in connection with the provision of the subcontract services, provided that such expenses are otherwise commercially reasonable and necessary.

Employment Agreement – Dr. Tiago Reis Marques

On July 13, 2020, we entered into an employment agreement with Dr. Tiago Reis Marques to serve as our Chief Executive Officer. The initial term of Dr. Marques’ employment commenced on the closing of our initial business combination and ends on the first anniversary of the commencement date. After the initial term, the employment agreement will automatically renew for additional one-year periods, unless the Company or Dr. Marques provides the other party with at least 60 days’ prior written notice of its desire not to renew. The employment agreement shall automatically terminate without any action on the part of any person and be void ab initio if a business combination agreement to be entered into between us and a prospective target Agreement is terminated in accordance with its terms, and neither the Company nor any other person shall have any liability to Dr. Marques under the employment agreement if the closing does not occur. Pursuant to the employment agreement, we agreed to pay Dr. Marques an annual base salary of $120,000. Upon the completion of the next qualified financing of over $5,000,000, the terms of the employment agreement will be renegotiated. Dr. Marques will also be eligible to receive equity awards, benefits including but not limited to health insurance, retirement, and fringe benefits of the Company, and 20 vacation days per year. We have also agreed to reimburse Dr. Marques for all expenses associated with the Company’s business.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 500,000,000 shares. The authorized capital stock is divided into: (i) 495,000,000 shares of common stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Effective April 8, 2021, we amended our certificate of incorporation to effect a 1-for-20 reverse stock split of our outstanding shares of Common Stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares resulting from the reverse stock split were paid in cash. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our common stock. All share information presented in these financial statements has been retroactively adjusted to reflect the reduced number of shares outstanding.

From inception, May 12, 2020, through December 31, 2020, the Company issued 7,300,000 shares of common stock at a price of $0.002 per share for cash proceeds of $14,600. Additionally, the Company issued 156,250 shares of common stock at a price of $1.60 per share for cash proceeds of approximately of $247,139, net of share issuance costs of $2,861, with gross proceeds of $33,000 received as of September 30, 2020 for an aggregate of 20,625 shares, and the remaining net proceeds of $214,139 received during the three months ended December 31, 2020.

In 2020, several investors advanced funds totaling approximately $20,600 to the Company with no specific terms of repayment, interest or maturity, subsequent to which the parties executed conversion documents to convert the funds into common shares. As the fair value of the equity instruments was equal to the funds advanced, there was no gain or loss on the transaction when on December 30, 2020, the Company issued 12,875 shares of common stock at a price of $0.08 per share to the respective investors.

During the first quarter of 2021, the Company entered into various subscription agreements in connection with a private placement seeking to raise up to $1 million through the sale of 625,000 shares of the Company’s common stock, at a price of $1.60 per share, with a closing date for accepted subscriptions of January 31, 2021. During the first quarter of 2021, the Company issued a total of 395,625 shares for aggregate proceeds received of approximately $633,000 related to such private placement.

In 2021, the Company entered into various subscription agreements in connection with a second private placement seeking to raise up to $5 million through the sale of 2,083,333 shares of the Company’s common stock, at a price of $2.40 per share, with a closing date for accepted subscriptions of March 31, 2021. During the first quarter of 2021, the Company issued a total of 239,969 shares for aggregate proceeds received of approximately $576,000 related to such second private placement.

During the nine months ended September 30, 2021, the Company issued an additional 153,652 shares of common stock to existing investors related to an administrative correction, with no significant effect on the Company’s financial statements.

Brio Financial Group

On April 13, 2021, the Company entered into an agreement with Brio Financial Group, LLC (“Brio”) pursuant to which Brio will provide Stanley M. Gloss to serve as the Chief Financial Officer of the Company and also provide certain other specified financial and accounting services typically provided by a Chief Financial Officer (the “Brio Agreement”), which are described more fully in the Brio Agreement (the “CFO Services”). The term of the Brio Agreement will run through March 31, 2022, unless terminated by either party upon 10 days prior written notice to the other party, pursuant to the terms of the Brio Agreement. The Company will pay a monthly fixed fee of $7,500 for the CFO Services during the term of the Brio Agreement. In addition, 25,000 restricted shares of the Company’s common stock were issued to Brio fully vesting over the 1 year term of the Brio Agreement. Furthermore, the Company issued Stanley M. Gloss stock options to purchase up to 100,000 shares of the Company’s Common Stock, which options vested fully upon execution of the Brio Agreement and shall be exercisable at a price equal to the public price of the Company’s Common Stock sold in its Initial Public Offering.

The fair value of the 25,000 restricted shares of common stock granted of approximately $60,000 is being amortized over the 1 year term of the Brio Agreement. The total compensation expense was $30,000 for the nine months ended September 30, 2021, with unamortized expense remaining of $30,000 as of September 30, 2021.

The fair value of the 100,000 fully-vested stock options granted of approximately $284,665 was expensed in full during the nine months ended September 30, 2021. The fair value of was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 10 years, volatility of 47.07%, and risk-free rate of 1.29%.

Services Agreement

On September 18, 2021, the Company entered into a services agreement with TraDigital Marketing Group (“TraDigital”) pursuant to which TraDigital will provide consulting services from September 18, 2021 through December 17, 2021 (the “Services Agreement”). The Services Agreement includes a prepaid cash consulting fee of $394,000, payable and paid upon the agreement date, of which the Company expensed a total of $32,533 as selling, general and administrative expense for the three and nine months ended September 30, 2021, with the remaining unamortized amount of $361,467 included in prepaid expenses as of September 30, 2021.

The Services Agreement also includes 150,000 common shares of the Company due and earned upon the agreement date of September 18, 2021. The aggregate fair value of the 150,000 common shares of $750,000 and was recorded as shares issued for services, which is included in selling, general and administrative expense for the three and nine months ended September 30, 2021.

NOTE 6 – WARRANT LIABILITIES

On September 17, 2021, the Company consummated its Initial Public Offering of 4,800,000 Units at a price of $5.00 per Unit, generating gross proceeds of $24,000,000, with each Unit consisting of one share of common stock, $0.0001 par value, and one redeemable Public Warrant. Each redeemable Public Warrant entitles the holder to purchase one share of common stock, at a price of $6.25 per share, which will expire five years from issuance.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company issued the underwriters a total of 240,000 Representative Warrants that are exercisable for six months from the date of its Initial Public Offering at an exercise price of $6.25 with a five year expiration term.

The Company evaluated the Public and Representative Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrants do not meet the criteria to be classified in stockholders’ equity.

Certain adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 — 40, and thus the Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the Warrants at the closing of the Initial Public Offering. Accordingly, the Company classifies each Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive income (loss) at each reporting date.

As of September 30, 2021, the fair value of the Public Warrants was approximately $0.80 per Public Warrant which was determined using the Black-Scholes option pricing model with the following assumptions: exercise price of $6.25, dividend yield of 0%, term of 5 years, volatility of 52.6%, and risk-free rate of 0.97%. The fair value of the Representatives’ Warrants was approximately $0.83 per Representative Warrant which was determined using the Black-Scholes option pricing model with the following assumptions: exercise price of $6.00, dividend yield of 0%, term of 5 years, volatility of 52.6%, and risk-free rate of 0.97%.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2021, through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC. Other than the below, there are no subsequent events identified that would require disclosure in these condensed consolidated financial statements.

In connection with the Initial Public Offering, we granted the underwriters an option for a period of 45 days to purchase up to an additional 720,000 shares of Common Stock and/or Warrants to purchase up to 720,000 shares of Common Stock at $5.00 per Unit less the underwriting discounts and commissions. On October 29, 2021, the underwriters’ option lapsed without exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated September 14, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 16, 2021 (the “Prospectus”) in connection with our initial public offering (“Initial Public Offering”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in the Prospectus, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

The Company was incorporated in the State of Delaware on May 12, 2020. The Company is a biotechnology company focused on the research and discovery of new and effective treatments for psychiatric and neurological disorders. The Company’s primary biotech operations will focus on developing drugs that target the pathophysiology underlying such disorders rather than symptomatic treatments, with the goal of developing new pharmacological agents that display significant advantages over conventional therapies with respect to efficacy and tolerability.

The Company’s secondary operations are focused on providing business support services to anti-depression clinics in the UK and in the United States. Its operations in the UK will involve providing business support services to registered healthcare providers who will assess patients and, if appropriate, administer intravenous infusions of ketamine. Its operations in the United States will involve providing business support services to entities that furnish similar services to patients who personally pay for those services. Operations are expected to initially take place across the United States and the UK through partnerships with healthcare companies, and its operations in the UK and the United States are expected to be limited to providing business support services to healthcare companies.

The Company is located in Miami Beach, Florida USA.

As of September 30, 2021, the Company had not commenced core operations or entered into agreements with independent professional services companies or other potential counterparties relating to its ketamine infusion business in the United States. All activity for the period from May 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation and raising funds through issuing shares of the Company’s Common Stock. The Company has selected December 31 as its fiscal year end.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK) and Pasithea Clinics Inc. Pasithea Therapeutics Limited (UK) is a private limited Company, registered in the United Kingdom (UK). Pasithea Clinics Inc. is incorporated in Delaware. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the consolidated financial statements of the Company and its subsidiaries. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Initial Public Offering

On September 17, 2021, we completed our Initial Public Offering of 4,800,000 units (“Units”), each Unit consisting of one share of our common stock (“Common Stock”), par value $0.0001 per share, and one warrant (“Warrant”) to purchase one share of our Common Stock at an initial public offering price of $5.00 per Unit, resulting in aggregate net proceeds to us of approximately $20.6 million, after deducting the underwriting discount and commissions of approximately $2.1 million and offering expenses of approximately $1.3 million. We granted the underwriters an option for a period of 45 days to purchase up to an additional 720,000 shares of Common Stock and/or Warrants to purchase up to 720,000 shares of Common Stock at $5.00 per Unit less the underwriting discounts and commissions. On October 29, 2021, the underwriters’ option lapsed without exercise.

Impact of COVID-19 Pandemic

In March 2020, the WHO characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19 and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

In response to COVID-19, the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with COVID-19.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Results of Operations

Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021 and 2020, we reported no revenues and incurred operating expenses of $1,273,600 and $13,970, respectively. For the three months ended September 30, 2021, operating expenses were primarily attributable to legal and professional fees related to corporate development and financing and stock based compensation. For the three months ended September 30, 2020, operating expenses were attributable primarily to legal fees and advertising.

For the three months ended September 30, 2021, we reported a loss on the change in fair value of warrant liabilities of approximately $252,000 due to an increase in the fair value of our warrant liabilities.

For the three months ended September 30, 2021 and 2020, we incurred a net loss of $1,526,108 and $13,970, respectively.

Nine Months Ended September 30, 2021 and the Period from May 12, 2020 (Inception) to September 30, 2020

For the nine months ended September 30, 2021 and the period from May 12, 2020 (inception) to September 30, 2020, we reported no revenues and incurred operating expenses of $2,551,156 and $13,970, respectively. For the nine months ended September 30, 2021, operating expenses were primarily attributable to legal and professional fees, as well as stock based compensation. For the period from May 12, 2020 (inception) to September 30, 2020, operating expenses were primarily attributable to legal fees and advertising.

For the nine months ended September 30, 2021, we reported a loss on the change in fair value of warrant liabilities of approximately $252,000 due to an increase in the fair value of our warrant liabilities.

For the nine months ended September 30, 2021 and for the period from May 12, 2020 (inception) to September 30, 2020, we incurred a net loss of $2,803,664 and $13,970, respectively.

Working Capital

	As of
	September 30, 2021	December 31, 2020
Current assets	$21,033,846	$247,958
Current liabilities	528,096	6,603
Working capital	$20,505,750	$241,355

Current assets increased by $20,818,421 between December 31, 2020 and September 30, 2021 due mainly to funds received as part of our Initial Public Offering.

Current liabilities increased by $521,493 between December 31, 2020 and September 30, 2021 due mainly to an increase in accounts payable attributable to outstanding payments related to legal and professional fees.

Liquidity and Financial Condition

	Nine Months Ended September 30, 2021	May 12, 2020 (Inception) to September 30, 2020

Net loss	$(2,803,664)	$(13,970)

Net cash used in operating activities	(1,429,725)	(23,970)
Net cash used in investing activities	(8,570)	-
Net cash provided by financing activities	21,763,726	33,000
Effect of foreign currency translation	(3,762)	-
Increase in cash and cash equivalents	$20,321,669	$9,030

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $1,429,725, as compared to net cash used in operating activities of $23,970 for the period from May 12, 2020 (inception) to September 30, 2020. This increase was primarily attributable to legal and professional fees.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $8,570 for the purchase of equipment.

For the period from May 12, 2020 (inception) to September 30, 2020, there were no cash transactions related to investing activities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, was $21,763,726, primarily from the sale of 4,800,000 Units in our Initial Public Offering.

For the period from May 12, 2020 (inception) to September 30, 2020, we received $33,000 from the sale of our common stock.

Liquidity & Capital Resources Outlook

As of September 30, 2021, we had approximately $20.5 million of working capital. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from the issuance of common stock in private placements. Subsequent to the consummation of the Initial Public Offering, our liquidity is satisfied through the net proceeds from the Initial Public Offering. Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through twelve months from the date of these financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Form S-1 Registration Statement, as filed with the Securities and Exchange Commission on April 13, 2021, as amended. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any future period.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810, “Consolidation,” (“ASC 810”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pasithea Therapeutics Limited (UK) and Pasithea Clinics Inc. All significant consolidated transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements are presented in U.S. Dollars.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering.

Warrant Liability

The Company accounts for its Public and Representative Warrants (each, the “Public Warrants” and “Representative Warrants” and, collectively, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public and Representative Warrants was initially and subsequently measured at the end of each reporting period, using a Black-Scholes option pricing model.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. There are no outstanding dilutive or potentially dilutive instruments.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Comprehensive Income (Loss)

FASB Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of September 30, 2021, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash of approximately $20.6 million as of September 30, 2021, which consisted of bank accounts and money market funds. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of comprehensive income (loss) under the line item interest and other income (expense), net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our condensed consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition at this time.

Item 4. Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to September 30, 2021, the Company has not experienced any material impact to internal controls over financial reporting even though most of our employees are working remotely due to the COVID-19 outbreak. Management will continue to assess risks and impacts on internal controls over financial reporting as they arise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated September 14, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 16, 2021 (the “Prospectus”) in connection with our Initial Public Offering. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021

By:	/s/ Stanley M. Gloss
Stanley M. Gloss
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 18, 2021