Form 10-K/A
period 2021-12-31
Pasithea Therapeutics Corp.
filed 2022-05-12
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 30, 2022, Pasithea Therapeutics Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 to Form 10-K is being filed solely to:

●	correct Part III, Item 11. Executive Compensation, to accurately reflect the grants of stock options and restricted stock units to the Company’s CEO, Dr. Tiago Reis Marques, on December 20, 2021, in accordance with his Executive Employment Agreement;

●	correct Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Existing Equity Compensation Plans to accurately reflect the grants of stock options and restricted stock units to the Company’s CEO, Dr. Tiago Reis Marques, on December 20, 2021, in accordance with his Executive Employment Agreement;

●	file Dr. Marques’ Executive Employment Agreement, dated as of January 1, 2022, as an exhibit under Item 15 of Part IV hereof;

●	file Dr. Marques’ Stock Option Agreement, dated as of December 20, 2021, as an exhibit under Item 15 of Part IV hereof;

●	file Dr. Marques’ Restricted Stock Unit Agreement, dated as of December 20, 2021, as an exhibit under Item 15 of Part IV hereof;

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Part III, Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Part IV, Exhibits and Financial Statement Schedules are presented in their entirety, as amended. This Amendment does not otherwise change or update any of the other disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

PASITHEA THERAPEUTICS CORP.

2021 FORM 10-K ANNUAL REPORT

(AMENDMENT NO. 1)

i

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tiago Reis Marques,	2021	243,750	-	288,000	140,141	-	-	-	671,891
Chief Executive Officer	2020	-	-	-	-	-	-	-	-

Stanley M. Gloss,	2021	67,500	-	60,000	284,665	-	-	-	412,165
Chief Financial Officer	2020	-	-	-	-	-	-	-	-

(1)

In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718.  Stock options were valued using the Black-Scholes model.  The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance.  The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.  The fair value of Dr. Marques’ options was determined by the Black-Scholes model with the following assumptions: stock price of $1.44, exercise price of $1.44 per share, dividend yield of 0%, expected term of 6 years, volatility of 50.5%, and risk-free interest rate of 1.44%. The fair value of Mr. Gloss’ options was determined by the Black-Scholes model with the following assumptions: stock price of $6.00 (based on the estimated initial public offering price), exercise price of $6.00 per share, dividend yield of 0%, expected term of 6.5 years, volatility of 47.1%, and risk-free interest rate of 1.29%.

Outstanding Equity Awards at December 31, 2021

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested (3)

Tiago Reis Marques, Chief Executive Officer	December 20, 2021 (1)	-	200,000	$1.44	December 20, 2031	200,000	$354,000

Stanley M. Gloss, Chief Financial Officer	April 13, 2021(2)	100,000	-	$5.00	April 13, 2031	-	-

(1)	Under the terms of Dr. Marques’ Executive Employment Agreement, on December 20, 2021, he received 1) a grant of 200,000 stock options at an exercise price equal to the closing price of the Company’s common stock on the grant date and 2) a grant of 200,000 restricted stock units (“RSUs”). Dr. Marques’ stock options and RSUs each vest over three years, with one-third vesting 12 months after the grant date, and the remainder vesting in equal tranches quarterly for two years thereafter.

(2)	Mr. Gloss’ options were fully vested as of December 31, 2021.

(3)	The market value of unvested RSUs is based on the closing market price of the Company’s common stock of $1.77 per share on December 31, 2021.

There were no option exercises by our named executive officers during our fiscal year ended December 31, 2020 and 2021.

Summary Compensation

Dr. Tiago Reis Marques (the “NEO”) was paid $243,750 in salary for services rendered during the year ended December 31, 2021. Yassine Bendiabdallah was paid $20,000 by our U.K. subsidiary for services rendered during the year ended December 31, 2021.

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

	Beneficial Ownership
	Common Stock
Name of Beneficial Owner	Shares	%
Named Executive Officers and Directors:
Dr. Tiago Reis Marques	600,000	2.6%
Dr. Yassine Bendiabdallah	300,000	1.3%
Prof. Lawrence Steinman	600,000	2.6%
Simon Dumesnil	-	-
Stanley M. Gloss	-	-
Dr. Emer Leahy	-	-
All officers and directors as a group (6 persons)	1,500,000	6.5%

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	800,000	$3.81	480,732
Equity compensation plans not approved by security holders	-	$-	-
Total	800,000	$3.81	480,732

(1)	Consists of 600,000 stock options and 200,000 restricted stock units under the 2021 Equity Incentive Plan. For a short description of this plan, see Note 4 to our Consolidated Financial Statements included in the Original Form 10-K for the year ended December 31, 2021.
(2)	The weighted average exercise price does not take into account restricted stock units, which have no exercise price.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of the Original Form 10-K.

b)	Financial Statement Schedules

No financial statement schedules have been filed as part of this 10-K because they are not applicable or are not required or because the information is otherwise included in the consolidated financial statements or the accompanying notes.

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
3.2	Bylaws of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to exhibit 4.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.2	Form of Warrant Agent Agreement, including Form of Warrant Certificate (incorporated by reference to exhibit 4.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.3	Form of Representative Warrant (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.4**	Description of Securities Registered Under Section 12
10.1	Amended and Restated Zen Knightsbridge Collaboration Agreement (incorporated by reference to exhibit 10.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.2	Amended and Restated Zen Baker Street Collaboration Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.3	Form of Professional Corporation Agreement (incorporated by reference to exhibit 10.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.4	IV Docs Subcontract Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.5+	Employment Agreement between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.5 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).

10.6	Brio Financial Group Consulting Agreement (incorporated by reference to exhibit 10.6 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.7+	2021 Incentive Plan (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.8	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.9	Stock Option Grant Notice and Agreement between Pasithea Therapeutics Corp. and Stanley M. Gloss (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.10	Placement Agent Agreement, dated November 24, 2021 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.12	Form of Warrants (incorporated by reference to exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.13	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.14+**	Yassine Bendiabdallah Consulting Agreement with Pasithea Therapeutics Limited (incorporated by reference to exhibit 10.14 of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
10.15+*	Executive Employment Agreement, dated as of January 1, 2022, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques.
10.16+*	Stock Option Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques
10.17+*	Restricted Stock Unit Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques
21.1**	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
23.1**	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to exhibit 23.1 of the Company’s Form 10-K, filed with the Commission on March 30, 2022)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to exhibit 31.1 of the Company’s Form 10-K, filed with the Commission on March 30, 2022)
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended(incorporated by reference to exhibit 31.2 of the Company’s Form 10-K, filed with the Commission on March 30, 2022)
31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 32.1 of the Company’s Form 10-K, filed with the Commission on March 30, 2022)
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to exhibit 32.2 of the Company’s Form 10-K, filed with the Commission on March 30, 2022)
101.INS**	Inline XBRL Instance Document (incorporated by reference to exhibit 101.INS of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to exhibit 101.SCH of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to exhibit 101.CAL of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to exhibit 101.DEF of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to exhibit 101.LAB of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to exhibit 101.PRE of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (incorporated by reference to exhibit 104 of the Company’s Form 10-K, filed with the Commission on March 30, 2022).

*	Filed herewith.
**	Previously filed or furnished, as applicable, with the Original Form 10-K.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Dr. Tiago Reis Marques
Dr. Tiago Reis Marques
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2022