Form 10-Q
period 2022-03-31
Pasithea Therapeutics Corp.
filed 2022-05-16
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 005-92867

PASITHEA THERAPEUTICS CORP.

(Exact name of Registrant as specified in its charter)

Delaware	85-1591963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 Lincoln Road, Suite 500
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 514-4174

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	KTTA	The Nasdaq Capital Market
Warrants, exercisable for one share of Common Stock	KTTAW	The Nasdaq Capital Market

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

As of May 9, 2022, there were 23,287,818 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,321,206	$52,966,706
Prepaid expenses	628,740	333,751
Total current assets	50,949,946	53,300,457

Property and equipment	128,619	20,124
Total assets	$51,078,565	$53,320,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$433,684	$447,280
Total current liabilities	433,684	447,280

Non-current liabilities
Warrant liabilities	667,503	1,452,800
Total non-current liabilities	667,503	1,452,800
Total liabilities	1,101,187	1,900,080

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 23,008,371 shares issued and outstanding as of March 31, 2022 and December 31, 2021	17,684	17,684
Additional paid-in capital	53,763,513	53,627,883
Accumulated other comprehensive loss	(15,074)	(10,561)
Accumulated deficit	(3,788,745)	(2,214,505)
Total stockholders’ equity	49,977,378	51,420,501
Total liabilities and stockholders’ equity	$51,078,565	$53,320,581

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues	$13,658	$-
Cost of services	12,937	-
Gross margin	721	-

Operating expenses:
Selling, general and administrative	2,405,258	549,609
Loss from operations	(2,404,537)	(549,609)

Other income:
Change in fair value of warrant liabilities	785,297	-
Gain on forgiveness of accounts payable	45,000	-
Other income	830,297	-

Loss before income taxes	(1,574,240)	(549,609)
Provision for income taxes	-	-

Net loss	$(1,574,240)	$(549,609)

Weighted-average common shares outstanding, basic and diluted	23,008,371	7,951,298
Basic and diluted net loss per common share	$(0.07)	$(0.07)

Comprehensive loss:
Net loss	$(1,574,240)	$(549,609)
Foreign currency translation	(4,513)	-
Comprehensive loss	$(1,578,753)	$(549,609)

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	7,469,125	$14,938	$267,401	$-	$(40,984)	$241,355
Issuance of common stock for cash	635,594	1,271	1,207,655	-	-	1,208,926
Net loss	-	-	-	-	(549,609)	(549,609)
Balance at March 31, 2021	8,104,719	$16,209	$1,475,056	$-	$(590,593)	$900,672

Balance at December 31, 2021	23,008,371	$17,684	$53,627,883	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense	-	-	135,630	-	-	135,630
Foreign currency translation	-	-	-	(4,513)	-	(4,513)
Net loss	-	-	-	-	(1,574,240)	(1,574,240)
Balance at March 31, 2022	23,008,371	$17,684	$53,763,513	$(15,074)	$(3,788,745)	$49,977,378

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,574,240)	$(549,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,014	-
Stock-based compensation	135,630	-
Change in fair value of warrant liabilities	(785,297)	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	(294,989)	(65,086)
Changes in accounts payable and accrued liabilities	(13,596)	232,850
Net cash used in operating activities	(2,527,478)	(381,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113,867)	-
Net cash used in investing activities	(113,867)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock	-	1,208,926
Net cash provided by financing activities	-	1,208,926

Effect of foreign currency translation on cash	(4,155)	-

NET CHANGE IN CASH	(2,645,500)	827,081
Cash - Beginning of period	52,966,706	243,650
Cash - End of period	$50,321,206	$1,070,731

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $50,321,206 in its operating bank accounts and working capital of $50,516,262. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from the issuance of common stock in private placements. Subsequent to the consummation of the Initial Public Offering and the November 2021 Private Placement (Note 5), the Company’s liquidity was and will continue to be satisfied through the net proceeds from the consummation of the Initial Public Offering and the November 2021 Private Placement. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through twelve months from the issuance date of the financial statements included in this quarterly report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pasithea Therapeutics Limited (U.K.) and Pasithea Clinics Corp. (“Pasithea Clinics”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. As of March 31, 2022 and December 31, 2021, the Company had capitalized total property and equipment costs of $134,955 and $21,503, respectively, with accumulated depreciation of $6,336 and $1,379, respectively. Depreciation expense was $5,014 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

Warrant Liability

The Company accounts for its Public and Representative Warrants (each, the “Public Warrants” and “Representative Warrants” and, collectively, the “Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Public and Representative Warrants was initially measured at the end of each reporting period, using a Black-Scholes option pricing model. At March 31, 2022, the fair value of the Public Warrants was measured using quoted market prices, and the fair value of the Representative Warrants was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents, March 31, 2022	$50,321,206	$50,321,206	$-	$-

Liabilities:
Public Warrant liabilities, March 31, 2022	$625,600	$625,600	$-	$-
Representative Warrant liabilities, March 31, 2022	$41,903	$-	$-	$41,903

Assets:
Cash and cash equivalents, December 31, 2021	$52,966,706	$52,966,706	$-	$-

Liabilities:
Public Warrant liabilities, December 31, 2021	$1,361,600	$-	$-	$1,361,600
Representative Warrant liabilities, December 31, 2021	$91,200	$-	$-	$91,200

The fair value of the liability associated with the Public Warrants at March 31, 2022 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants at March 31, 2022 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3. The change of the Public Warrant liability from Level 3 to Level 1 was the only change between levels of the fair value hierarchy from December 31, 2021 to March 31, 2022.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

The Company currently derives all its revenue from its operations in the U.K., providing business support services to registered healthcare providers who assess patients, and if appropriate, administer intravenous infusions of ketamine. Under the business support services agreements, the Company, among other things, markets the treatments to the extent permitted under law, arranges and pays for the fit-out of the consulting room, provides equipment necessary for the treatments, develops, operates and maintains a booking website for the treatments, makes bookings and takes payments, and employs or engages customer service advisers to liaise with clinical staff and pay certain staff costs. The price of the treatments are fixed amounts jointly established by the Company and the healthcare providers. The Company collects 100% of the payment in advance from the patients, who personally pay for the services. The Company retains 30% of revenues from ketamine infusion treatments, less certain clinical staff costs which result from the provision of the treatments. The Company has determined that it acts as an agent under the business support services agreements, and recognizes the net revenues retained from ketamine infusion treatments in the unaudited condensed consolidated statement of operations and comprehensive loss.

The Company also may arrange psychotherapy sessions with independent therapy professionals for patients. In such cases, the Company acts as a principal and recognizes the gross amount of revenue earned from such sessions, with the cost paid to the independent therapy professionals recognized in cost of services in the unaudited condensed consolidated statement of operations and comprehensive loss.

The Company’s performance obligation is satisfied when the services are rendered to the customer. There were no contract assets or liabilities at March 31, 2022 or December 31, 2021. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The following outstanding shares issuable upon exercise of stock options and warrants and vesting of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2022	2021

Stock options	600,000	-
Warrants	12,600,000	-
Restricted stock units	200,000	-

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss.

The relevant translation rates are as follows:

	March 31, 2022	December 31, 2021

Closing rate, British Pound (GBP) to US$ at period end	1.316	1.348
Average rate, GBP to US$ for the period ended	1.341	1.371
Closing rate, Euro (EUR) to US$ at period end	1.112	1.132
Average rate, EUR to US$ for the period ended	1.122	1.143

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of March 31, 2022 and December 31, 2021, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Integrated Research and Development Agreement – Aptuit (Verona) Srl, an Evotec Company

In February 2022, the Company entered into an integrated research and development agreement with Aptuit (Verona) Srl, an Evotec Company (“Evotec”), with the goal of delivering a treatment for schizophrenia. Evotec will provide integrated drug discovery and development research services for the Company over a period of approximately 39 months. Under the agreement, the Company will incur full-time equivalent employee (FTE)-based costs at a rate of $275,000 per FTE per annum for all services, excluding program specific materials which are estimated to be approximately an additional 10% of the total FTE-based price. In addition to the FTE-based costs, the Company shall make milestone payments of up to $6.25 million subject to the successful progression to the next stage of research as agreed to by a joint steering committee. The dollar amounts in the agreement are also subject to adjustment on an annual basis, starting January 1, 2023, for inflation based on a published consumer price index.

Medical Office Lease – West Hollywood, California

On March 11, 2022, the Company entered into an agreement to lease a medical office in West Hollywood, California. The lease commencement date will be the later of (i) the first Monday after the landlord completes the tentant improvements as specified in the agreement or (ii) April 1, 2022. The lease has a 60-month term, and the Company has an option to extend the term for one 5-year renewal period at the prevailing market rate that the landlord is then obtaining from tenants for comparable space in the building. The lease has a base monthly rent of $8,336 per month for the first 12 months, with the base monthly rent increasing by 4% on the first anniversary of the lease commencement date and every 12 months thereafter. In addition to the base monthly rent, commencing on the first anniversary of the lease commencement date, the Company will pay its share of certain direct operating and tax expenses incurred by the landlord in maintaining the building.

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

Business Support Services Subcontract – The IV Doc

On April 9, 2021, Pasithea Clinics, an affiliate of the Company, entered into a Business Support Services Subcontract (the “Subcontract”) with The IV Doc, pursuant to which The IV Doc provides certain non-clinical administrative, back office, and other business support services to one or more professional medical practices in the State of New York. During the term of the Subcontract, which shall be effective for 15 years from the effective date, Pasithea Clinics pays The IV Doc monthly subcontract fees in consideration of the subcontract services rendered by The IV Doc. The subcontract fees, which are equal to $22,500 per month, represents fair market value for the subcontract services and are commensurate with the subcontract services to be provided, and does not constitute an illegal fee-splitting or impermissible profit-sharing arrangement in violation of any applicable laws. In addition to the subcontract fees, Pasithea Clinics reimburses The IV Doc for all reasonable expenses, including travel, meals and lodging expenses, incurred by The IV Doc in connection with the provision of the subcontract services, provided that such expenses are otherwise commercially reasonable and necessary. On January 19, 2022, Pasithea Clinics entered into an Amended Business Support Services Subcontract (the “Amended Subcontract”) with The IV Doc, pursuant to which The IV Doc will provide certain non-clinical administrative, back office, and other business support services to one or more professional medical practices in the State of New York. The Amended Subcontract was modified with the start date effective January 1, 2022. The fees for the first two months of service were waived, resulting in a gain on forgiveness of accounts payable of $45,000 recorded in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022.

Employment Agreement – Dr. Tiago Reis Marques

On July 13, 2020, we entered into an employment agreement with Dr. Tiago Reis Marques to serve as our Chief Executive Officer. The initial term of Dr. Marques’ employment commenced on the closing of our initial business combination and ended on the first anniversary of the commencement date. After the initial term, the employment agreement automatically renewed for additional one-year periods, unless the Company or Dr. Marques provided the other party with at least 60 days’ prior written notice of its desire not to renew. Pursuant to the employment agreement, we agreed to pay Dr. Marques an annual base salary of $120,000. Upon the completion of the next qualified financing of over $5,000,000, the terms of the employment agreement was to be renegotiated. Dr. Marques was also eligible to receive equity awards, benefits including but not limited to health insurance, retirement, and fringe benefits of the Company, and 20 vacation days per year. We also agreed to reimburse Dr. Marques for all expenses associated with the Company’s business.

In December 2021, we entered into a new executive employment agreement (the “2021 Employment Agreement”) with Dr. Marques to serve as our Chief Executive Officer, effective January 1, 2022. The agreement includes a base salary of $450,000 per year, Sign-on bonus of $100,000, paid in a lump sum after January 1, 2022, and eligibility for an annual discretionary bonus of up to 75% of the base salary. The 2021 Employment Agreement also included an option to purchase 200,000 shares of the Company’s common stock, subject to approval by the Board of Directors, which include a three year vesting schedule, under which 33% of the total shares subject to the Option will vest 12 months after the vesting commencement date (which will be grant date), and the remainder shall vest in equal tranches quarterly thereinafter until either the Option is fully vested or Executive’s Continuous Service (as defined in the Plan) terminates, whichever occurs first.

Subject to the approval by the Board of Directors, Dr. Marques was eligible to receive an equity grant of 200,000 Restricted Stock Units (the “RSU”s) of the Company, all in accordance with the terms and conditions set forth in the Plan. The RSU’s shall vest over 3 years with 33 and 1/3% vesting on the employees first anniversary and then quarterly then after over the remaining vesting period. The anticipated RSUs will be governed by the terms and conditions of the Plan and Executive’s grant agreement (the “RSU Agreement”), and will include a three year vesting schedule, under which 33% of the RSUs will vest 12 months after the vesting commencement date (which will be grant date), and the remainder shall vest in equal tranches quarterly thereinafter until either the RSUs are fully vested or Executive’s Continuous Service (as defined in the Plan) terminates, whichever occurs first.

On December 20, 2021, the Board of Directors approved the stock option and RSU grants to Dr. Marques as described above. See Note 5 for further information about stock option and RSU awards.

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

On November 29, 2021, the Company consummated the November 2021 Private Placement, pursuant to which it issued 8,680,000 PIPE Shares and 8,680,000 warrants to institutional investors. The offering price per PIPE Share and accompanying warrant was $3.50, resulting in aggregate gross proceeds of $30,380,000 and net proceeds to the Company, net of underwriter discounts and fees, or approximately $27 million. We bear all fees and expenses incidental to our obligation to register the shares of common stock. Brokerage fees, commissions and similar expenses, if any, attributable to the sale of shares offered will be assumed by the selling stockholder. The Company intends to use such proceeds from the November 2021 Private Placement for general corporate and working capital purposes. As of March 31, 2022, no warrants have been exercised.

A total of 8,680,000 warrants remain outstanding as of March 31, 2022. No liability accounting or valuation is deemed necessary for these warrants.

Stock Options

Stock option activity for the three months ended March 31, 2022 was as follows:

		Weighted- average
	Number of	Exercise Price per
	Options	Share
Outstanding, January 1, 2022	600,000	$3.81
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2022	600,000	$3.81

Exercisable, March 31, 2022	100,000	$5.00

These options had a weighted average remaining life of 9.4 years and an aggregate intrinsic value of $0 as of March 31, 2022. The Company recognized $96,630 and $0 of stock-based compensation expense for stock options for the three months ended March 31, 2022 and 2021, respectively, and had unamortized stock option compensation remaining of $581,534 as of March 31, 2022.

Under the terms of Dr. Marques’ 2021 Employment Agreement (Note 4), Dr. Marques was granted 200,000 stock options on December 20, 2021. The fair value of the stock options granted to Dr. Marques was $0.70 per share. The fair value was determined by the Black-Scholes Option Pricing Model with the following assumptions: stock price of $1.44, exercise price of $1.44 per share, dividend yield of 0%, expected term of 6 years, volatility of 50.5%, and risk-free interest rate of 1.44%.

Restricted Stock Units

Under the terms of Dr. Marques’ 2021 Employment Agreement (Note 4), Dr. Marques was granted 200,000 RSUs on December 20, 2021 with a grant date fair value of $1.44 per share. The Company has no other RSU awards outstanding. The Company recognized $24,000 and $0 of stock-based compensation expense for RSUs for the three months ended March 31, 2022 and 2021, respectively, and had unamortized RSU compensation remaining of $264,000 as of March 31, 2022.

Restricted Stock

The Company recognized $15,000 and $0 of stock-based compensation expense for restricted stock awards for the three months ended March 31, 2022 and 2021, respectively, and had no remaining unamortized restricted stock compensation as of March 31, 2022.

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

The Company evaluated the Public and Representative Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrants do not meet the criteria to be classified in stockholders’ equity.

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

During November 2021, 1,120,000 public warrants were exercised at a price of $6.25 per share for total proceeds of $7,000,000. As of March 31, 2022 and December 31, 2021, 3,680,000 Public Warrants and 240,000 Representative Warrants remain outstanding.

As of March 31, 2022, the fair value of the Public Warrants was approximately $0.17 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.175 per Representative Warrant which was based on the relative fair value to the Public Warrants.

As of December 31, 2021, the fair value of the Public Warrants was approximately $0.37 per Public Warrant which was determined using the Black-Scholes option pricing model with the following assumptions: exercise price of $6.25, dividend yield of 0%, term of 5 years, volatility of 61.1%, and risk-free rate of 1.22%. The fair value of the Representative Warrants was approximately $0.38 per Representative Warrant which was determined using the Black-Scholes option pricing model with the following assumptions: exercise price of $6.00, dividend yield of 0%, term of 5 years, volatility of 61.1%, and risk-free rate of 1.22%.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2022, through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC. Other than the below, there are no subsequent events identified that would require disclosure in these condensed consolidated financial statements.

Restricted Stock Grants to Service Providers

On May 5, 2022, the Company’s Board of Directors approved grants of restricted common stock pursuant to agreements with certain consultants and service providers. An aggregate of 429,447 shares of restricted common stock was approved for grant.

Stock Option Grant to Consultant

On May 5, 2022, the Company’s Board of Directors approved a grant to a consultant of 200,000 stock options, which have a 10-year term and will vest, subject to the consultant remaining employed and in good standing, one-third after 12 months from the grant date, with the remainder vesting in equal tranches quarterly thereafter. The options have an exercise price of $1.08 per share, based on the closing price of the Company’s common stock on the May 5, 2022 grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our annual report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our annual report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

Company Strategy

Our core strategy is to become a leader in solving psychiatric and neurological disorders, one of the world’s biggest clinical problems, through research, development, and commercialization of novel CNS drugs. Key elements of our business strategy are as follows:

●	Research new drugs or the treatment of CNS disorders targeting the pathophysiology underlying the disease and with different mechanisms of action than conventional psychiatric and neurological drugs. Research will be conducted under the leadership of Professor Lawrence Steinman, a renowned neurologist and immunologist based at Stanford University, and Dr. Tiago Reis Marques, a psychiatrist and neuroscientist at Imperial College and King’s College London;

●	Partner with reputable and successful healthcare companies and clinics to provide and support the intravenous administration of ketamine to treat treatment-resistant depression and PTSD;

○	Create a capital efficient revenue stream with significant client bases across the United States and the U.K., including in Los Angeles, New York City, London; and

○	Create a diversified revenue stream by establishing and supporting clinics to provide greater visibility of revenue and EBITDA.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Our financial results for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended
	March 31,
	2022	2021

Revenues	$13,658	$-
Cost of servicesd	12,937
Selling, general and administrative expenses	2,405,258	549,609
Loss from operations	(2,404,537)	(549,609)
Other income (expense), net	830,297	-
Loss before income taxes	$(1,574,240)	$(549,609)

Revenues for the three months ended March 31, 2022 relate to our operations in the U.K. providing business support services to registered healthcare providers who assess patients, and if appropriate, administering intravenous infusions of ketamine. The increase in our loss before income taxes for the three months ended March 31, 2022 compared to the same period of 2021 is mainly attributable to increased selling, general and administrative expenses as a result of further expansion of operations following the receipt of proceeds from our initial public offering and private placement offering in November 2021, partially offset by a decrease in the fair value of our warrant liabilities of $785,297.

Working Capital

	As of
	March 31, 2022	December 31, 2021
Current assets	$50,949,946	$53,300,457
Current liabilities	433,684	447,280
Working capital	$50,516,262	$52,853,177

Working capital decreased by $2,336,915 between December 31, 2021 and March 31, 2022 due primarily to cash used to fund our loss from operations for the three months ended March 31, 2022.

Liquidity and Financial Condition

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net loss	$(1,574,240)	$(549,609)

Net cash (used in) operating activities	(2,527,478)	(381,845)
Net cash (used in) investing activities	(113,867)	-
Net cash provided by financing activities	-	1,208,926
Effect of foreign currency translation	(4,155)	-
Increase (decrease) in cash and cash equivalents	$(2,645,500)	$827,081

Cash and cash equivalents decreased by $2,645,500 for the three months ended March 31, 2022, which was primarily attributable to cash used to fund our loss from operations and make equipment purchases during the period.

Liquidity & Capital Resources Outlook

As of March 31, 2022, we had $50,321,206 in our operating bank accounts and working capital of $50,516,262. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from the issuance of common stock in private placements. Subsequent to the consummation of the Initial Public Offering and the November 2021 Private Placement, our liquidity was and will continue to be satisfied through the net proceeds from the consummation of the Initial Public Offering and the November 2021 Private Placement. Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this quarterly report.

Contractual Obligations

See Note 4 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Policies and Estimates

Our critical accounting policies, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the notes to our financial statements included in our 10-K for the fiscal year ended December 31, 2021. We believe that the following critical accounting estimates are particularly subject to management’s judgment and could materially affect our financial condition and results of operations:

●	Assumptions used in the Black-Scholes pricing model for valuation of stock option awards, such as expected volatility, risk-free interest rate, expected term and expected dividends.
●	Valuation of the liability for Representative Warrants, for which there is no active market, based on the relative fair value to the quoted market price of the Public Warrants, accounting for a small difference in the exercise price.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2021. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1+	Executive Employment Agreement, dated as of January 1, 2022, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.15 of the Company’s Form 10-K/A filed with the Commission on May 12, 2022)
10.2+	Stock Option Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.16 of the Company’s Form 10-K/A filed with the Commission on May 12, 2022)
10.3+	Restricted Stock Unit Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.17 of the Company’s Form 10-K/A filed with the Commission on May 12, 2022)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022

By:	/s/ Stanley M. Gloss
Stanley M. Gloss
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 16, 2022