Form 10-Q
period 2022-06-30
Pasithea Therapeutics Corp.
filed 2022-08-15
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 8, 2022, there were 26,698,688 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended June 30, 2022

i

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,940,075	$52,966,706
Prepaid expenses	594,613	333,751
Other current assets	79,595	-
Total current assets	48,614,283	53,300,457

Property and equipment	169,559	20,124
Right of use asset- operating lease	410,392	-
Goodwill	3,833,453	-
Total assets	$53,027,687	$53,320,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$848,694	$447,280
Lease liability- short term portion	101,418	-
Total current liabilities	950,112	447,280

Non-current liabilities
Lease liability	358,245	-
Warrant liabilities	245,803	1,452,800
Total non-current liabilities	604,048	1,452,800
Total liabilities	1,554,160	1,900,080

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 26,698,688 and 23,008,371 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	18,053	17,684
Additional paid-in capital	57,966,672	53,627,883
Accumulated other comprehensive loss	(64,059)	(10,561)
Accumulated deficit	(6,447,139)	(2,214,505)
Total stockholders’ equity	51,473,527	51,420,501
Total liabilities and stockholders’ equity	$53,027,687	$53,320,581

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues	$13,581	$-	$27,239	$-
Cost of services	15,101	-	28,038	-
Gross margin	(1,520)	-	(799)	-

Operating expenses:
Selling, general and administrative	3,078,574	727,947	5,483,832	1,277,556
Loss from operations	(3,080,094)	(727,947)	(5,484,631)	(1,277,556)

Other income:
Change in fair value of warrant liabilities	421,700	-	1,206,997	-
Gain on forgiveness of accounts payable	-	-	45,000	-
Other income	421,700	-	1,251,997	-

Loss before income taxes	(2,658,394)	(727,947)	(4,232,634)	(1,277,556)
Provision for income taxes	-	-	-	-

Net loss	$(2,658,394)	$(727,947)	$(4,232,634)	$(1,277,556)

Weighted-average common shares outstanding, basic and diluted	23,444,135	8,258,371	23,226,253	8,036,073
Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.18)	$(0.16)

Comprehensive loss:
Net loss	$(2,658,394)	$(727,947)	$(4,232,634)	$(1,277,556)
Foreign currency translation	(48,985)	(2,315)	(53,498)	(2,312)
Comprehensive loss	$(2,707,379)	$(730,262)	$(4,286,132)	$(1,279,868)

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	7,469,125	$14,938	$267,401	$-	$(40,984)	$241,355
Issuance of common stock for cash	635,594	1,271	1,207,655	-	-	1,208,926
Net loss	-	-	-	-	(549,609)	(549,609)
Balance at March 31, 2021	8,104,719	16,209	1,475,056	-	(590,593)	900,672
Stock-based compensation expense	-	-	299,665	-	-	299,665
Share adjustment	153,652	-	-	-	-	-
Foreign currency translation	-	-	-	(2,312)	-	(2,312)
Net loss	-	-	-	-	(727,947)	(727,947)
Balance at June 30, 2021	8,258,371	$16,209	$1,774,721	$(2,312)	$(1,318,540)	$470,078

Balance at December 31, 2021	23,008,371	$17,684	$53,627,883	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense	-	-	135,630	-	-	135,630
Foreign currency translation	-	-	-	(4,513)	-	(4,513)
Net loss	-	-	-	-	(1,574,240)	(1,574,240)
Balance at March 31, 2022	23,008,371	17,684	53,763,513	(15,074)	(3,788,745)	49,977,378
Stock-based compensation expense	-	-	125,586	-	-	125,586
Shares issued for services	429,447	43	433,698	-	-	433,741
Warrants issued for acquisition	-	-	350,722	-	-	350,722
Common share issued for acquisition	3,260,870	326	3,293,153	-	-	3,293,479
Foreign currency translation	-	-	-	(48,985)	-	(48,985)
Net loss	-	-	-	-	(2,658,394)	(2,658,394)
Balance at June 30, 2022	26,698,688	$18,053	$57,966,672	$(64,059)	$(6,447,139)	$51,473,527

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,232,634)	$(1,277,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,801	-
Stock-based compensation	694,957	299,665
Deferred offering costs	-	(282,860)
Change in fair value of warrant liabilities	(1,206,997)	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	(211,482)	(68,610)
Changes in other assets	(79,595)	-
Changes in accounts payable and accrued liabilities	99,171	448,078
Changes in lease liabilities	16,271	-
Net cash used in operating activities	(4,904,508)	(881,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(152,177)	-
Acquisition of business, net of cash acquired	77,060	-
Net cash used in investing activities	(75,117)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock	-	1,208,926
Net cash provided by financing activities	-	1,208,926

Effect of foreign currency translation on cash	(47,006)	(2,312)

NET CHANGE IN CASH	(5,026,631)	325,331
Cash - Beginning of period	52,966,706	243,650
Cash - End of period	$47,940,075	$568,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$410,392	$-

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020. The Company is a biotechnology company focused on the discovery research and development of new and effective treatments for psychiatric and neurological disorders. The Company’s primary operations focus on developing drugs that target the pathophysiology underlying such disorders rather than symptomatic treatments, with the goal of developing new pharmacological agents that display significant advantages over conventional therapies with respect to efficacy and tolerability.

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Corp, and Alpha 5 Integrin, LLC (See Note 7- Acquisition), Pasithea Therapeutics Limited (U.K.) is a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company, registered in Portugal. Pasithea Clinics Corp. is incorporated in Delaware. Alpha 5 Integrin, LLC is Delaware limited liability company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pasithea Therapeutics Limited (U.K.) and Pasithea Clinics Corp. (“Pasithea Clinics”) Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda (“Pasithea Portugal”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. As of June 30, 2022 and December 31, 2021, the Company had total fixed assets (property and equipment) of $186,331 and $21,503, respectively, with accumulated depreciation of $16,772, and $1,379, respectively. Depreciation expense was $10,787 and $15,801 for the three and six months ended June 30, 2022, and $0 for the three and six months ended June 30, 2021, respectively.

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

Warrant Liability

The Company accounts for its Public and Representative Warrants (each, the “Public Warrants” and “Representative Warrants” and, collectively, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value and adjusts the IPO Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Public and Representative Warrants was initially measured at the end of each reporting period, using a Black-Scholes option pricing model. At June 30, 2022, the fair value of the Public Warrants was measured using quoted market prices, and the fair value of the Representative Warrants was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2022, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the condensed consolidated balance sheets at June 30, 2022.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

With the exception of liabilities related to the IPO Warrants, described in the table below, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Liabilities:
Public Warrant liabilities, June 30, 2022	$238,464		$238,464		$-	$-
Representative Warrant liabilities, June 30, 2022	$7,339		$-		$-	$7,339

Liabilities:
Public Warrant liabilities, December 31, 2021	$1,361,600		$-		$-	$1,361,600
Representative Warrant liabilities, December 31, 2021	$91,200	$		$		$91,200

The fair value of the liability associated with the Public Warrants at June 30, 2022 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants at June 30, 2022 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3. The change of the Public Warrant liability from Level 3 to Level 1 was the only change between levels of the fair value hierarchy from December 31, 2021 to June 30, 2022.

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

The Company’s performance obligation is satisfied when the services are rendered to the customer. There were no contract assets or liabilities at June 30, 2022 or December 31, 2021. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock par value $0.0001 (the “Common Stock”) outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of shares of Common Stock outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The following outstanding shares issuable upon exercise of stock options and warrants and vesting of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six months ended June 30,
	2022	2021
Stock options	1,000,000	-
Warrants	12,600,000	-
Restricted stock units	200,000	-

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

The relevant translation rates are as follows:

	June 30, 2022	December 31, 2021

Closing rate, British Pound (GBP) to US$ at period end	1.214	1.348
Average rate, GBP to US$ for the period ended	1.299	1.371
Closing rate, Euro (EUR) to US$ at period end	1.045	1.132
Average rate, EUR to US$ for the period ended	1.087	1.143

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of June 30, 2022 and December 31, 2021, the Company had no items impacting other comprehensive income (loss) except for the foreign currency translation adjustment.

Acquisitions, Intangible Assets and Goodwill

The condensed consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The Company typically employs an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

Long-Lived Assets and Goodwill

Long-lived and amortizable intangible assets are assessed annually for impairment or sooner should impairment indicators exist. Significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating or cash flow losses associated with the use of an asset. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. There were no charges related to impairments of long-lived assets for all periods presented.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is assessed for impairment annually during the fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The Company may elect to assess goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. There were no charges related to goodwill impairment for all periods presented.

Leases

The Company’s has leases related to office space. The Company determines whether a contract is or contains a lease at the time of the contract’s inception based on the presence of identified assets and the Company’s right to obtain substantially all the economic benefit from or to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrent with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. If the Company’s lease terms include an option to extend the lease for a set period, the Company evaluates the renewal option and should it be reasonably certain that the Company will exercise that option, adjust the ROU asset and liability accordingly.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the consolidated balance sheets, results of operations and financial condition.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company classifies each Public Warrant as a liability at its fair value and the Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Black-Scholes model.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Medical Office Lease – West Hollywood, California

On March 11, 2022, the Company entered into an agreement to lease a medical office in West Hollywood, California. The lease commenced on April 1, 2022. The lease has a 60-month term, and the Company has an option to extend the term for one 5-year renewal period at the prevailing market rate that the landlord is then obtaining from tenants for comparable space in the building. The lease has a base monthly rent of $8,336 per month for the first 12 months, with the base monthly rent increasing by 4% on the first anniversary of the lease commencement date and every 12 months thereafter. In addition to the base monthly rent, commencing on the first anniversary of the lease commencement date, the Company will pay its share of certain direct operating and tax expenses incurred by the landlord in maintaining the building.

This lease was accounted for under ASC 842, Leases, which resulted in the recognition of a right of use asset (“ROU asset”) and liability of $431,000 at inception. The ROU asset is recorded as a component of non-current assets and the liability a component of current and non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company discounted the future lease payments of this lease using the prevailing collateralized lending rate which would be extended to the Company based on its credit profile relative to the period of inception, and the duration of the lease from inception. The interest rate used in calculating the fair value listed above was 7.8%

Consulting Agreement – Yassine Bendiabdallah

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

Business Support Services Subcontract – The IV Doc

On April 9, 2021, Pasithea Clinics, an affiliate of the Company, entered into a Business Support Services Subcontract (the “Subcontract”) with The IV Doc, pursuant to which The IV Doc provides certain non-clinical administrative, back office, and other business support services to one or more professional medical practices in the State of New York. During the term of the Subcontract, which shall be effective for 15 years from the effective date, Pasithea Clinics pays The IV Doc monthly subcontract fees in consideration of the subcontract services rendered by The IV Doc. The subcontract fees, which are equal to $22,500 per month, represents fair market value for the subcontract services and are commensurate with the subcontract services to be provided, and does not constitute an illegal fee-splitting or impermissible profit-sharing arrangement in violation of any applicable laws. In addition to the subcontract fees, Pasithea Clinics reimburses The IV Doc for all reasonable expenses, including travel, meals and lodging expenses, incurred by The IV Doc in connection with the provision of the subcontract services, provided that such expenses are otherwise commercially reasonable and necessary. On January 19, 2022, Pasithea Clinics entered into an Amended Business Support Services Subcontract (the “Amended Subcontract”) with The IV Doc, pursuant to which The IV Doc will provide certain non-clinical administrative, back office, and other business support services to one or more professional medical practices in the State of New York. The Amended Subcontract was modified with the start date effective January 1, 2022. The fees for the first two months of service were waived, resulting in a gain on forgiveness of accounts payable of $45,000 recorded in the unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 500,000,000 shares. The authorized capital stock is divided into: (i) 495,000,000 shares of common stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Effective April 8, 2021, the Company amended its certificate of incorporation to effect a 1-for-20 reverse stock split of our outstanding shares of Common Stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares resulting from the reverse stock split were paid in cash. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our Common Stock. All share information presented in these financial statements has been retroactively adjusted to reflect the reduced number of shares of Common Stock outstanding.

During 2021, the Company entered into various subscription agreements in connection with a private placement seeking to raise up to $1 million through the sale of 625,000 shares of Common Stock, at a price of $1.60 per share, with a closing date for accepted subscriptions of January 31, 2021. The Company issued a total of 395,625 shares of Common Stock for aggregate proceeds received of approximately $633,000 related to such private placement.

During 2021, the Company entered into various subscription agreements in connection with a second private placement seeking to raise up to $5 million through the sale of 2,083,333 shares of Common Stock, at a price of $2.40 per share, with a closing date for accepted subscriptions of June 30, 2021. The Company issued a total of 239,969 shares of Common Stock for aggregate proceeds received of approximately $576,000 related to such second private placement.

November 2021 Private Placement

On November 24, 2021, the Company entered into a purchase agreement (the “November 2021 Purchase Agreement”).with institutional investors to issue 8,680,000 shares of Common Stock (the “PIPE Shares”) and warrants to purchase up to 8,680,000 shares of Common Stock (the “PIPE Warrants”) in a private placement (the “November 2021 Private Placement”). The combined purchase price for one PIPE Share and one PIPE Warrant was $3.50. The PIPE Warrants are immediately exercisable, expire five years from the date of issuance and have an exercise price of $3.50 per share, subject to adjustment as set forth in the PIPE Warrants.

The investors may exercise the PIPE Warrants on a cashless basis if the shares of Common Stock underlying the PIPE Warrants are not then registered pursuant to an effective registration statement. The investors have contractually agreed to restrict their ability to exercise the PIPE Warrants such that the number of shares of Common Stock held by the investors and any of their affiliates after such exercise does not exceed either 4.99% or 9.99% of the Company’s then issued and outstanding shares of Common Stock, at the investor’s election.

In connection with the November 2021 Purchase Agreement, the Company entered into a registration rights agreement (the “November 2021 Registration Rights Agreement”) with the investors. Pursuant to the November 2021 Registration Rights Agreement, the Company is required to file a resale registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares and the warrant shares and to have such registration statement declared effective within 60 days after the date of the Purchase Agreement, or 90 days of the date of the November 2021 Purchase Agreement in the event the registration statement is subject to a “full review” by the SEC. The Company is obligated to pay certain cash liquidated damages to the investor if it fails to file the resale registration statement when required, fail to cause the registration statement to be declared effective by the SEC when required, or if it fails to maintain the effectiveness of the registration statement. The registration statement was declared effective by the SEC on December 16, 2021.

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

On November 29, 2021, the Company consummated the November 2021 Private Placement, pursuant to which it issued 8,680,000 PIPE Shares and PIPE Warrants to purchase up to 8,680,000 shares of Common Stock to institutional investors. The offering price per PIPE Share and accompanying PIPE Warrant was $3.50, resulting in aggregate gross proceeds of $30,380,000 and net proceeds to the Company, net of underwriter discounts and fees, or approximately $27 million. As of June 30, 2022, no PIPE Warrants have been exercised.

A total of 8,680,000 PIPE Warrants remain outstanding as of June 30, 2022. No liability accounting or valuation is deemed necessary for these warrants.

Stock Options

Stock option activity for the six months ended June 30, 2022 was as follows:

		Weighted- average
	Number of	Exercise Price per
	Options	Share
Outstanding, January 1, 2022	600,000	$3.81
Granted	400,000	1.00
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2022	1,000,000	$2.69

Exercisable, June 30, 2022	100,000	$5.00

These options had a weighted average remaining life of 9.5 years and an aggregate intrinsic value of $0 as of June 30, 2022. The Company recognized $0.1 million and $0.2 million of stock-based compensation expense for stock options for the three and six months ended June 30, 2022, and $0.3 million for both the three and six months ended June 30, 2021. At June 30, 2022 remaining unamortized stock option compensation expense was $0.7 million.

The Company uses the Black-Scholes option pricing model to value their employee stock options. The weighted average grant date fair value for those options granted during 2022 was $0.45. The weighted average of assumptions used to calculate these values was as follows: volatility 40.4%, risk-free rate 3.2%, and holding period 6.5 years.

Restricted Stock Units

Under the terms of Dr. Marques’ 2021 Employment Agreement, Dr. Marques was granted 200,000 RSUs on December 20, 2021 with a grant date fair value of $1.44 per share. The Company has no other RSU awards outstanding. The Company recognized $24,000 and $48,000 of stock-based compensation expense for RSUs for the three and six months ended June 30, 2022, and had unamortized RSU compensation remaining of $240,000 as of June 30, 2022. There were no RSUs issued in 2021.

Restricted Stock

During June 2022, the Company issued restricted shares to certain vendors as payment for services rendered, which totaled to 429,447 shares of Common Stock, resulting in a total of 429,4477 shares of restricted Common Stock issued and outstanding at June 30, 2022. The Company recognized $0.4 million of stock-based compensation expense for restricted stock awards for the three months ended June 30, 2022, and $0.5 million for the six months ended June 30, 2022, and had no remaining unamortized restricted stock compensation as of June 30, 2022. Expense related to restricted stock awards for the three and six months ended June 30, 2021 was $15,000.

Warrants

During the three months ended June 30, 2022, the Company issued warrants to purchase 1,000,000 shares of Common Stock to certain sellers in connection with the acquisition of Alpha-5 Integrin, LLC, (“Alpha 5”). These warrants have an exercise price of $1.88 per share, and are exercisable for five years. At the time of the transaction these warrants had a fair value of $0.35, for a total value of $0.4 million which was recorded as an increase to additional paid-in capital during the quarter ended June 30, 2022. The $0.35 value per warrant was based on a Black- Scholes model valuation. The assumption used in this calculation were as follows: volatility 55.7%; duration five years; and a risk-free rate of 3.38%.

This amount was included as part of the consideration paid for the Alpha 5 acquisition and included as part of the purchase price allocation accordingly.

NOTE 6 – WARRANT LIABILITIES

The Company evaluated the IPO Warrants as either equity-classified or liability-classified instruments based on an assessment of the IPO Warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the IPO Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the IPO Warrants meet all of the requirements for equity classification under ASC 815, including whether the IPO Warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the IPO Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the IPO Warrants do not meet the criteria to be classified in stockholders’ equity.

During November 2021, 1,120,000 Public Warrants were exercised at a price of $6.25 per share for total proceeds of $7,000,000. As of June 30, 2022 and December 31, 2021, 3,680,000 Public Warrants and 240,000 Representative Warrants remain outstanding.

As of June 30, 2022, the fair value of the Public Warrants was approximately $0.065 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.031 per Representative Warrant which was based on the relative fair value to the Public Warrants.

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

NOTE 7– ACQUISTION

On June 21, 2022, the Company entered into a membership purchase agreement (the “Agreement”) with Alpha 5 to purchase 100% of Alpha 5’s outstanding membership interests. One of the sellers of Alpha 5, Lawrence Steinman, is the Executive Chairman and Co-Founder of the Company, and as such is considered a related party to the Company. Alpha 5 is a preclinical-stage company developing a monoclonal antibody (mAbs) for the treatment of amyotrophic lateral sclerosis and other neuroinflammatory disorders, such as Multiple Sclerosis. Alpha 5 Integrin is based in Charlottesville, Virginia. In connection with the transaction, the Company gave to the Alpha 5 sellers 3,260,870 shares of the Common Stock, which had a market value of $1.01 on the date of the transaction, and 1,000,000 warrants to acquire an equivalent amount of shares at an exercise price of $1.88 per share, for a period of five years from the acquisition date, the aggregate fair value of which was $0.4 million at the date of acquisition. In addition, in connection with the acquisition the Company recorded a receivable due from the sellers in the amount of $46,595, included as a component of other current assets in the Condensed Consolidated Balance Sheets, which related to certain expenses the Company paid on behalf of the Alpha 5 sellers.

In addition, the Agreement allows for an earnout to be paid as part of the consideration due to the sellers. As any future sales are predicated upon FDA approval, no amounts will be due the sellers in the absence of that approval. Should FDA approval be obtained the amount of the earnout payment is dependent on the attainment of certain financial targets. The terms of the earnout contain three performance target thresholds that trigger three different payout amounts depending on which of the three targets is achieved. Sales generated after the drug is no longer subject to any patent protection or regulatory exclusivity are excluded from the earnout calculation The earnout is deemed part of the consideration paid for the acquisition, in the form of contingent consideration. However, as of June 30, 2022, this amount has not yet been determined.

The Alpha 5 acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary fair values of the acquired assets and liabilities as of the acquisition date were:

Cash	$77,060
Prepaid assets	49,380
Fixed assets	19,551
Goodwill	3,833,453
Total assets acquired	3,979,444
Accounts payable & accrued expenses	335,243
Total liabilities assumed	335,243
Consideration	$3,644,201

The preliminary purchase price allocation is based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company will utilize recognized valuation techniques as part of its final valuation of the Alpha 5 acquisition. The above purchase price allocation is preliminary and subject to change as the Company may further refine the determination of certain assets during the measurement period of one year.

The goodwill recognized is largely attributable to the potential leveraging of Alpha 5’s scientific expertise in the integrin space. The Company believes the acquisition of Alpha 5 will help in its efforts to move the treatment forward and increase its potential to have a positive impact on the treatment of ALS disease. This goodwill is expected to be deductible for income tax purposes. Expenses incurred in relation to this acquisition totaled to $311,065.

Unaudited Pro forma Financial Information

The following pro forma financial information presents the combined results of operations for the Company and gives effect to the Business Combination discussed above as if it had occurred on January 1, 2022. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Business Combination had been completed on January 1, 2022, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

ProForma Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Three Months Ended June 30, 2022
	PASITHEA THERAPEUTICS CORP.	ALPHA 5 INTEGRIN, LLC	PRO FROMA PASITHEA THERAPEUTICS CORP.

Revenues	$13,581	$-	$13,581
Cost of services	15,101	-	15,101
Gross margin	(1,520)	-	(1,520)

Operating expenses:
Selling, general and administrative	3,078,574	432,832	3,511,406
Loss from operations	(3,080,094)	(432,832)	(3,512,926)

Other income:
Change in fair value of warrant liabilities	421,700	-	421,700
Foreign currency exchange gain/(loss)	-	(173)	(173)
Gain on forgiveness of accounts payable	-	-	-
Other income	421,700	(173)	421,527
Loss before income taxes	(2,658,394)	(432,659)	(3,091,053)
Provision for income taxes	-	-
Net loss	$(2,658,394)	$(432,659)	$(3,091,053)
Weighted-average common shares outstanding, basic and diluted			23,373,347
Basic and diluted net loss per common share			$(0.13)

	Six Months Ended June 30, 2022
	PASITHEA THERAPEUTICS CORP.	ALPHA 5 INTEGRIN, LLC	PRO FROMA PASITHEA THERAPEUTICS CORP.

Revenues	$27,239	$-	$27,239
Cost of services	28,038		28,038
Gross margin	(799)	-	(799)
Operating expenses:
Selling, general and administrative	5,483,832	978,223	6,462,055
Loss from operations	(5,484,631)	(978,223)	(6,462,854)

Other income:
Change in fair value of warrant liabilities	1,206,997	-	1,206,997
Interest expense	-	-	-
Interest income	-	-	-
Foreign currency exchange gain/(loss)	-	(4,884)	(4,884)
Gain on forgiveness of accounts payable	45,000	-	45,000
Other income	1,251,997	(4,884)	1,247,113
Loss before income taxes	(4,232,634)	(983,107)	(5,215,741)
Provision for income taxes	-	-
Net loss	$(4,232,634)	$(983,107)	$(5,215,741)
Weighted-average common shares outstanding, basic and diluted			23,190,859
Basic and diluted net loss per common share			$(0.22)

A pro forma balance sheet was excluded from this disclosure as the transaction is already reflected in the June 30, 2022 condensed consolidated balance sheets, given there were minimal adjustments to the June 20, 2022 Alpha 5 closing balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2022, through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC. There are no subsequent events identified that would require disclosure in these condensed consolidated financial statements.

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK), Pasithea Clinics Inc., and Alpha 5 Integrin, LLC. Pasithea Therapeutics Limited (UK) is a private limited Company, registered in the United Kingdom (UK). Pasithea Clinics Inc. is incorporated in Delaware, Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, a private limited Company, registered in Portugal, and Alpha-5 integrin, LLC, is a Delaware limited liability company.

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

Company Summary

We are a biotechnology company focused on the discovery, and research and development of new and effective treatments for psychiatric and neurological disorders. Epidemiological data indicate neuropsychiatric disorders as being some of the most prevalent, devastating, and yet poorly treated illnesses. We believe that the current treatments for these disorders, such as depression, are inadequate and that conventional medicines have low success rates in long-term treatment. According to an article published by PLOS One, randomized, double-blind, placebo-controlled clinical trials of antidepressants were only effective for 42-51% of patients with MDD. For example, current pharmacotherapies for MDD and bipolar depression (BDep) have a distinct lag of onset that can generate further distress and impairment in patients. According to an article published in 2000 by The Journal of Clinical Psychiatry and an article published in 2010 by Pharmaceuticals (Basel), available antidepressant medications usually take several weeks before patients display significant therapeutic benefit. This delayed onset of treatment can result in increased morbidity and increased risk for suicidal behavior. This has been reported in a base population study including 159,810 users of 4 antidepressant drugs showing that the risk of suicidal behavior increased in the first month after starting antidepressants, and in particular during the first 1 to 9 days, regardless of the chemical class of antidepressant. This study was published in a 2004 article published by The Journal of the American Medical Association. Similarly, other studies including a 2006 article published by The American Journal of Psychiatry have shown a significantly higher risk of suicide attempts during the first week of antidepressant treatment compared to subsequent weeks. Furthermore, depressive symptoms are commonly known to affect the ability of patients to function across multiple domains, impacting self-esteem, motivation and cognitive function. Delayed onset of antidepressants contributes to ongoing functional impairment and may interfere with integration back into daily life, in turn delaying full functional recovery. Furthermore, according to a 2012 article published by Biological Psychiatry and a 2013 article published by Brain Stimulation, the continued presence of depressive symptoms may promote chronic neuronal loss and suppress neurogenesis in the hippocampus.

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

Company Strategy

Our core strategy is to become a leader in solving psychiatric and neurological disorders, one of the world’s biggest clinical problems, through research, development, and commercialization of novel CNS drugs. Key elements of our business strategy are as follows:

●	Research new drugs for the treatment of CNS disorders targeting the pathophysiology underlying the disease and with different mechanisms of action than conventional psychiatric and neurological drugs. Research will be conducted under the leadership of Professor Lawrence Steinman, a renowned neurologist and immunologist based at Stanford University, and Dr. Tiago Reis Marques, a psychiatrist and neuroscientist at Imperial College and King’s College London;

●	Partner with reputable and successful healthcare companies and clinics to provide and support the intravenous administration of ketamine to treat treatment-resistant depression and PTSD;

-	Create a capital efficient revenue stream by establishing and supporting clinics with significant client bases across the United States and the U.K., including in Los Angeles, New York City, London; and

Recent Developments During the Quarter

On June 21, 2022, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with PD Joint Holdings, LLC Series 2016-A and Lawrence Steinman (the “Sellers”), pursuant to which the Sellers sold all of the issued and outstanding equity of Alpha-5 integrin, LLC, a Delaware limited liability (“Alpha 5”) to us. The Sellers were the sole title and beneficial owners of 100% of the equity interests of Alpha 5. In connection with the transaction, we gave to the Sellers 3,260,870 shares of our common stock, which had a market value of $1.01 on the date of the transaction and warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $1.88 per share, for a period of five years from the acquisition date, the aggregate fair value of which was $0.4 million at the date of acquisition.

In addition, the Agreement allows for an earnout to be paid as part of the consideration due to the Sellers, to be paid during 2029 at the earliest, subject to FDA approval. The amount of the earnout payment is dependent on the attainment of certain financial targets. The earnout is deemed part of the consideration paid for the acquisition, in the form of contingent consideration. However, as of June 30, 2022, this amount has not yet been determined.

Alpha 5 is a preclinical-stage company developing a monoclonal antibody (mAbs) for the treatment of amyotrophic lateral sclerosis and other neuroinflammatory disorders, such as Multiple Sclerosis. Alpha 5 Integrin is based in Charlottesville, Virginia.

Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

Our financial results for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30,
	2022	2021

Revenues	$13,581	$-
Cost of services	15,101	-
Selling, general and administrative expenses	3,078,574	727,947
Loss from operations	(3,080,094)	(727,947)
Other income (expense), net	421,700	-
Loss before income taxes	$(2,658,394)	$(727,947)

	Six Months Ended June 30,
	2022	2021

Revenues	$27,239	$-
Cost of services	28,038	-
Selling, general and administrative expenses	5,483,832	1,277,556
Loss from operations	(5,484,631)	(1,277,556)
Other income (expense), net	1,251,997	-
Loss before income taxes	$(4,232,634)	$(1,277,556)

Revenues for the three and six months ended June 30, 2022 relate to our operations in the U.K. providing business support services to registered healthcare providers who assess patients, and if appropriate, administering intravenous infusions of ketamine. The increase in our loss before income taxes for the three and six months ended June 30, 2022 compared to the same period of 2021 is mainly attributable to increased selling, general and administrative expenses as a result of further expansion of operations following the receipt of proceeds from our Initial Public Offering and private placement offering in November 2021. These losses were partially offset by a decrease in the fair value of our warrant liabilities of $0.4 million and $1.2 million, respectively, for the three and six months ending June 30, 2022.

Working Capital

	As of
	June 30, 2022	December 31, 2021
Current assets	$48,614,283	$53,300,457
Current liabilities	950,112	447,280
Working capital	$47,664,171	$52,853,177

Working capital decreased by $5.2 million between December 31, 2021 and June 30, 2022 due primarily to cash used to fund our loss from operations for the period ended June 30, 2022.

Liquidity and Financial Condition

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net loss	$(4,232,634)	$(1,277,556)

Net cash (used in) operating activities	(4,904,508)	(881,283)
Net cash (used in) investing activities	(75,117)	-
Net cash provided by financing activities	-	1,208,926
Effect of foreign currency translation	(47,006)	(2,312)
Increase (decrease) in cash and cash equivalents	$(5,026,631)	$325,331

The decrease in cash and cash equivalents was primarily attributable to cash used to fund our loss from operations and make equipment purchases during the period.

Liquidity & Capital Resources Outlook

As of June 30, 2022, we had $47,940,075 in our operating bank accounts and working capital of $47,664,171. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from the issuance of shares of common stock in private placements. Subsequent to the consummation of the Initial Public Offering and the November 2021 Private Placement, our liquidity was and will continue to be satisfied through the net proceeds from the consummation of the Initial Public Offering and the November 2021 Private Placement. Based on the foregoing, management believes that we will have sufficient working capital to meet our liquidity needs through twelve months from the issuance date of the financial statements included in this quarterly report.

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

Critical Accounting Policies and Estimates

Our critical accounting policies, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the notes to our financial statements included in our 10-K for the fiscal year ended December 31, 2021. We believe that the following critical accounting estimates are particularly subject to management’s judgment and could materially affect our financial condition and results of operations:

●	Assumptions used in the Black-Scholes pricing model for valuation of stock option awards, such as expected volatility, risk-free interest rate, expected term and expected dividends.

●	Valuation of the liability for Warrants, which requires that we make certain assumptions involving assumptions similar to those described above, as well as to changes in relative fair value.

●	Assumptions used in the valuing of our intangible assets related to our acquisition, and those used in the calculation of the potential earnout.

For additional information on critical accounting policies and estimates, see Note 2 to the Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

New accounting standards

For discussion of new accounting standards, see Note 2 to the Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part I, Item 1, of this Quarterly Report on Form

10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Interim Chief Accounting Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Accounting Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15I, are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Interim Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2022, in connection with our acquisition of Alpha 5 we issued to the Sellers an aggregate of 3,260,870 shares of our Common Stock (the "Alpha Shares") and an aggregate of 1,000,000 warrants to purchase our Common Stock (the "Alpha Warrants"). The Alpha Warrants and Alpha Shares were sold to the Sellers without registration under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws in a transaction not involving a public offering and the Sellers represented they are an accredited investor. We relied on the exclusion from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 12, 2022, our Board of Directors appointed Daniel Schneiderman to serve as our Interim Chief Accounting Officer (serving as the Company’s principal accounting officer) for the purposes of the Securities Exchange Act of 1934, as amended. Mr. Schneiderman has served as our Vice President of Finance since July 2022.

Mr. Schneiderman, 44, previously served as the Chief Financial Officer of First Wave BioPharma, Inc. (Nasdaq: FWBI), a clinical stage biopharmaceutical company specializing in the development of targeted, non-systemic therapies for gastrointestinal (GI) disease from January 2020 until February 2022. Prior to joining First Wave, from November 2018 through December 2019 Mr. Schneiderman served as Chief Financial Officer of Biophytis SA, (ENXTPA: ALBPS; Nasdaq: BPTS) and its U.S. subsidiary, Biophytis, Inc., a European-based, clinical-stage biotechnology company focused on the development of drug candidates for age-related diseases, with a primary focus on neuromuscular diseases. From February 2012 through August 2018, Mr. Schneiderman served as Vice President of Finance, Controller and Secretary of MetaStat, Inc. (OTCQB: MTST), a publicly traded biotechnology company with a focus on Rx/Dx precision medicine solutions to treat patients with aggressive (metastatic) cancer. From 2008 through February 2012, Mr. Schneiderman was Vice President of Investment Banking at Burnham Hill Partners LLC, a boutique investment bank providing capital raising, advisory and merchant banking services primarily in the healthcare and biotechnology industries. From 2004 through 2008, Mr. Schneiderman served in various roles and increasing responsibilities, including as Vice President of Investment Banking at Burnham Hill Partners, a division of Pali Capital, Inc. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co., Inc. in 2004 as an investment banking analyst. Mr. Schneiderman holds a bachelor’s degree in economics from Tulane University.

There are no arrangements or understandings between Mr. Schneiderman and any other persons in connection with Mr. Schneiderman’s appointment as Interim Chief Accounting Officer. There are also no family relationships between Ms. Ward and any director or executive officer of the Company and Mr. Schneiderman has no direct or indirect interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.01*	Membership Interest Purchase Agreement entered into June 21, 2022, by and among Pasithea Therapeutics Corp., Alpha-5 integrin, LLC, and certain Sellers (as defined in the agreement).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Interim Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Interim Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Interim Chief Accounting Officer
(Principal Accounting Officer)

Date: August 15, 2022