Form 10-Q
period 2022-09-30
Pasithea Therapeutics Corp.
filed 2022-11-14
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, there were 29,248,688 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended September 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial StatemeNTS

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$42,398,233	$52,966,706
Prepaid expenses	1,205,174	333,751
Other current assets	865,985	-
Total current assets	44,469,392	53,300,457

Property and equipment	340,512	20,124
Right of use asset- operating lease	931,964	-
Intangibles	12,502	-
Goodwill	3,853,934	-
Total assets	$49,608,304	$53,320,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,255,951	$447,280
Lease liability- short term portion	258,031	-
Total current liabilities	1,513,982	447,280

Non-current liabilities
Lease liability	724,386	-
Warrant liabilities	581,120	1,452,800
Total non-current liabilities	1,305,506	1,452,800
Total liabilities	2,819,488	1,900,080

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 26,548,688 and 23,008,371 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	18,038	17,684
Additional paid-in capital	57,950,620	53,627,883
Accumulated other comprehensive loss	(146,573)	(10,561)
Accumulated deficit	(11,033,269)	(2,214,505)
Total stockholders’ equity	46,788,816	51,420,501
Total liabilities and stockholders’ equity	$49,608,304	$53,320,581

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues	$218,608	$-	$245,847	$-
Cost of services	86,465	-	114,503	-
Gross margin	132,143	-	131,344	-

Operating expenses:
Selling, general and administrative	3,223,955	1,273,600	8,587,866	2,551,156
Research and Development	1,159,001	-	1,278,922	-
Loss from operations	(4,250,813)	(1,273,600)	(9,735,444)	(2,551,156)

Other income (expense):
Change in fair value of warrant liabilities	(335,317)	(252,508)	871,680	(252,508)
Gain on forgiveness of accounts payable	-	-	45,000	-
Other income (expense)	(335,317)	(252,508)	916,680	(252,508)

Loss before income taxes	(4,586,130)	(1,526,108)	(8,818,764)	(2,803,664)
Provision for income taxes	-	-	-	-

Net loss	$(4,586,130)	$(1,526,108)	$(8,818,764)	$(2,803,664)

Weighted-average common shares outstanding, basic and diluted	26,548,688	8,956,197	24,415,888	8,442,395
Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.36)	$(0.33)

Comprehensive loss:
Net loss	$(4,586,130)	$(1,526,108)	$(8,818,764)	$(2,803,664)
Foreign currency translation	(82,514)	(1,450)	(136,012)	(3,762)
Comprehensive loss	$(4,668,644)	$(1,527,558)	$(8,954,776)	$(2,807,426)

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	7,469,125	$14,938	$267,401	$-	$(40,984)	$241,355
Issuance of common stock for cash	635,594	1,271	1,207,655	-	-	1,208,926
Net loss	-	-	-	-	(549,609)	(549,609)
Balance at March 31, 2021	8,104,719	16,209	1,475,056	-	(590,593)	900,672
Stock-based compensation expense	-	-	299,665		-	299,665
Share adjustment	153,652	-	-	-	-	-
Foreign currency translation	-	-	-	(2,312)	-	(2,312)
Net loss	-	-	-	-	(727,947)	(727,947)
Balance at June 30, 2021	8,258,371	16,209	1,774,721	(2,312)	(1,318,540)	470,078
Stock-based compensation	-	-	15,000	-	-	15,000
Shares issued for services	150,000	15	749,985	-	-	750,000
Sale of 4,800,000 Units, net of underwriting discounts and offering costs	4,800,000	480	20,554,320	-	-	20,554,800
Issuance of 4,800,000 Public Warrants	-	-	(3,600,000)	-	-	(3,600,000)
Issuance of 240,000 Representatives’ Warrants	-	-	(187,200)	-	-	(187,200)
Foreign currency translation	-	-	-	(1,450)	-	(1,450)
Net loss	-	-	-	-	(1,526,108)	(1,526,108)
Balance at September 30, 2021	13,208,371	$16,704	$19,306,826	$(3,762)	$(2,844,648)	$16,475,120

Balance at December 31, 2021	23,008,371	$17,684	$53,627,883	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense	-	-	135,630	-	-	135,630
Foreign currency translation	-	-	-	(4,513)	-	(4,513)
Net loss	-	-	-	-	(1,574,240)	(1,574,240)
Balance at March 31, 2022	23,008,371	17,684	53,763,513	(15,074)	(3,788,745)	49,977,378
Stock-based compensation expense	-	-	125,392	-	-	125,392
Shares issued for services	279,447	28	282,213	-	-	282,241
Warrants issued for acquisition	-	-	350,722	-	-	350,722
Common share issued for acquisition	3,260,870	326	3,293,153	-	-	3,293,479
Foreign currency translation	-	-	-	(48,985)	-	(48,985)
Net loss	-	-	-	-	(2,658,394)	(2,658,394)
Balance at June 30, 2022	26,548,688	18,038	57,814,993	(64,059)	(6,447,139)	51,321,833
Stock-based compensation expense	-	-	135,627	-	-	135,627
Shares issued for services	-	-	-	-	-	-
Foreign currency translation	-	-	-	(82,514)	-	(82,514)
Net loss	-	-	-	-	(4,586,130)	(4,586,130)
Balance at September 30, 2022	26,548,688	$18,038	$57,950,620	(146,573)	(11,033,269)	46,788,816

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,818,764)	$(2,803,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,471	-
Stock-based compensation	396,649	314,665
Value of shares issued for services	282,241	750,000
Change in fair value of warrant liabilities	(871,680)	252,000
Changes in operating assets and liabilities:
Changes in prepaid expenses	(822,043)	(464,219)
Changes in other assets	(865,985)	-
Changes in accounts payable and accrued liabilities	506,428	521,493
Changes in lease liabilities	17,453	-
Net cash used in operating activities	(10,143,230)	(1,429,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(349,624)	(8,570)
Acquisition of business, net of cash acquired	44,078	-
Net cash used in investing activities	(305,546)	(8,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of Units	-	21,862,200
Cash proceeds from issuance of common stock	-	1,208,926
Payment of offering costs	-	(1,307,400)
Net cash provided by financing activities	-	21,763,726

Effect of foreign currency translation on cash	(119,697)	(3,762)

NET CHANGE IN CASH	$(10,568,473)	$20,321,669
Cash - Beginning of period	52,966,706	243,650
Cash - End of period	$42,398,233	$20,565,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Lease liabilities arising from obtaining right-of-use assets	$931,964	$-

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020. The Company is a biotechnology company focused on the discovery research and development of innovative treatments for central nervous system (CNS) disorders. The Company’s primary operations focus on developing drugs that target the pathophysiology underlying such disorders rather than symptomatic treatments, with the goal of developing new pharmacological agents that display significant advantages over conventional therapies with respect to efficacy and tolerability.

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Corp, and Alpha 5 Integrin, LLC (See Note 7- Acquisition). Pasithea Therapeutics Limited (U.K.) is a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company, registered in Portugal. Pasithea Clinics Corp. is incorporated in Delaware. Alpha 5 Integrin, LLC is Delaware limited liability company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022. Certain prior period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the totals presented in the condensed consolidated statement of operations or cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Clinics Corp. (“Pasithea Clinics”) Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda (“Pasithea Portugal”), and Alpha 5 Integrin, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property & patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, costs to acquire drug product from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s intellectual property, and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. As of September 30, 2022 and December 31, 2021, the Company had total fixed assets (property and equipment) of $374,182 and $21,503, respectively, with accumulated depreciation of $33,670, and $1,379, respectively. Depreciation expense was $16,670 and $32,471 for the three and nine months ended September 30, 2022, and zero for the three and nine months ended September 30, 2021, respectively.

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

Warrant Liability

The Company accounts for its Public and Representative Warrants (each, the “Public Warrants” and “Representative Warrants” and, collectively, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value and adjusts the IPO Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Public and Representative Warrants was initially measured at the end of each reporting period, using a Black-Scholes option pricing model. As of September 30, 2022, the fair value of the Public Warrants was measured using quoted market prices, and the fair value of the Representative Warrants was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the condensed consolidated balance sheets as of September 30, 2022.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Liabilities:
Public Warrant liabilities, September 30, 2022	$544,640		$544,640		$-	$-
Representative Warrant liabilities, September 30, 2022	$36,480		$-		$-	$36,480

Liabilities:
Public Warrant liabilities, December 31, 2021	$1,361,600		$-		$-	$1,361,600
Representative Warrant liabilities, December 31, 2021	$91,200	$		$		$91,200

The fair value of the liability associated with the Public Warrants as of September 30, 2022 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of September 30, 2022 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3. The change of the Public Warrant liability from Level 3 to Level 1 was the only change between levels of the fair value hierarchy from December 31, 2021 to September 30, 2022.

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

The Company currently derives all its revenue from its operations providing business support services to registered healthcare providers who assess patients, and if appropriate, administer intravenous infusions of ketamine. Under the business support services agreements, the Company, among other things, markets the treatments to the extent permitted under law, arranges and pays for the fit-out of the consulting room, provides equipment necessary for the treatments, develops, operates and maintains a booking website for the treatments, makes bookings and takes payments, and employs or engages customer service advisers to liaise with clinical staff and pay certain staff costs. The price of the treatments are fixed amounts jointly established by the Company and the healthcare providers. The Company collects 100% of the payment in advance from the patients, who personally pay for the services. The Company retains 30% of revenues from ketamine infusion treatments, less certain clinical staff costs which result from the provision of the treatments. The Company has determined that it acts as an agent under the business support services agreements and recognizes the net revenues retained from ketamine infusion treatments in the unaudited condensed consolidated statement of operations and comprehensive loss.

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

The Company’s performance obligation is satisfied when the services are rendered to the customer. There were no contract assets or liabilities as of September 30, 2022 or December 31, 2021. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

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

	Nine Months Ended September 30,
	2022	2021
Stock options	1,000,000	-
Warrants	13,600,000	-
Restricted stock units	200,000	-

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

The relevant translation rates are as follows:

	September 30, 2022	December 31, 2021

Closing rate, British Pound (GBP) to US$ at period end	1.117	1.348
Average rate, GBP to US$ for the period ended	1.257	1.371
Closing rate, Euro (EUR) to US$ at period end	0.980	1.132
Average rate, EUR to US$ for the period ended	1.062	1.143

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of September 30, 2022 and December 31, 2021, the Company had no items impacting other comprehensive income (loss) except for the foreign currency translation adjustment.

Acquisitions, Intangible Assets and Goodwill

The condensed consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair values of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The Company typically employs an income method to measure the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

Impairment of Long-Lived Assets and Goodwill

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

NOTE 4 – LEASES

Medical Office Lease – West Hollywood, California

In March 2022, the Company entered into an agreement to lease a medical office in West Hollywood, California. The lease commenced on April 1, 2022. The lease has a 60-month term, and the Company has an option to extend the term for one 5-year renewal period at the prevailing market rate that the landlord is then obtaining from tenants for comparable space in the building. The lease has a base monthly rent of $8,336 per month for the first 12 months, with the base monthly rent increasing by 4% on the first anniversary of the lease commencement date and every 12 months thereafter. In addition to the base monthly rent, commencing on the first anniversary of the lease commencement date, the Company will pay its share of certain direct operating and tax expenses incurred by the landlord in maintaining the building.

This lease was accounted for under ASC 842, Leases, which resulted in the recognition of a right of use asset (“ROU asset”) and liability of $431,000 at inception. The ROU asset is recorded as a component of non-current assets and the liability a component of current and non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company discounted the future lease payments of this lease using the prevailing collateralized lending rate which would be extended to the Company based on its credit profile relative to the period of inception, and the duration of the lease from inception. The interest rate used in calculating the fair value listed above was 7.8%

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15,2024. The lease has a gross monthly rent of $15,700 per month to December 31, 2022. Starting January 1, 2023, the monthly rent will increase by 3% annually, to $16,171 per month in 2023, and $16,656 in 2024.

This lease was accounted for as an operating lease under ASC 842, Leases, which resulted in the recognition of a right of use asset (“ROU asset”) and liability of $568,972 at inception. The ROU asset is recorded as a component of non-current assets and the liability a component of current and non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. The Company discounted the future lease payments of this lease using the prevailing collateralized lending rate which would be extended to the Company based on its credit profile relative to the period of inception, and the duration of the lease from inception. The interest rate used in calculating the fair value listed above was 7.8%

NOTE 5 – STOCKHOLDERS’ EQUITY

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

November 2021 Private Placement

On November 24, 2021, the Company entered into a purchase agreement (the “November 2021 Purchase Agreement”) with institutional investors to issue 8,680,000 shares of Common Stock (the “PIPE Shares”) and warrants to purchase up to 8,680,000 shares of Common Stock (the “PIPE Warrants”) in a private placement (the “November 2021 Private Placement”). The combined purchase price for one PIPE Share and one PIPE Warrant was $3.50. The PIPE Warrants are immediately exercisable, expire five years from the date of issuance and have an exercise price of $3.50 per share, subject to adjustment as set forth in the PIPE Warrants.

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

On November 29, 2021, the Company consummated the November 2021 Private Placement, pursuant to which it issued 8,680,000 PIPE Shares and PIPE Warrants to purchase up to 8,680,000 shares of Common Stock to institutional investors. The offering price per PIPE Share and accompanying PIPE Warrant was $3.50, resulting in aggregate gross proceeds of $30,380,000 and net proceeds to the Company, net of underwriter discounts and fees, or approximately $27 million. As of September 30, 2022, no PIPE Warrants have been exercised.

A total of 8,680,000 PIPE Warrants remain outstanding as of September 30, 2022. No liability accounting or valuation is deemed necessary for these warrants.

Stock Options

Stock option activity for the nine months ended September 30, 2022 was as follows:

		Weighted- average
	Number of	Exercise Price per
	Options	Share
Outstanding, January 1, 2022	600,000	$3.81
Granted	400,000	1.00
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2022	1,000,000	$2.68

Exercisable, September 30, 2022	250,000	$5.00

These options had a weighted average remaining life of 9.22 years and an aggregate intrinsic value of $0 as of September 30, 2022. The Company recognized $0.1 million and $0.3 million of stock-based compensation expense for stock options for the three and nine months ended September 30, 2022, respectively, and $0.03 million for the nine months ended September 30, 2021. As of September 30, 2022 remaining unamortized stock option compensation expense was $0.4 million.

The Company uses the Black-Scholes option pricing model to value their employee stock options. The weighted average grant date fair value for those options granted during 2022 was $0.45. The weighted average of assumptions used to calculate these values was as follows: volatility 40.4%, risk-free rate 3.2%, and holding period 6.5 years.

Restricted Stock Units

Under the terms of Dr. Marques’ 2021 Employment Agreement, Dr. Marques was granted 200,000 RSUs on December 20, 2021 with a grant date fair value of $1.44 per share. The Company has no other RSU awards outstanding. The Company recognized $24,000 and $72,000 of stock-based compensation expense for RSUs for the three and nine months ended September 30, 2022 and had unamortized RSU compensation remaining of $216,000 as of September 30, 2022. There were no RSUs issued in 2021.

Restricted Stock

The Company recognized $0.02 million of stock-based compensation expense for restricted stock awards for the three months ended September 30, 2022, and $0.4 million for the nine months ended September 30, 2022.

During the three-month period ending September 30, 2022, the Company discovered shares issued for services were incorrectly accounted for during the three-month period ending June 30, 2022. The error has been retrospectively corrected by reducing common shares outstanding by 150,000 shares and adjusting additional-paid-in capital and compensation expenses by $151,500.

Warrants

On June 21, 2022, the Company issued warrants to purchase 1,000,000 shares of Common Stock to certain sellers in connection with the acquisition of Alpha-5 Integrin, LLC, (“Alpha 5”). These warrants have an exercise price of $1.88 per share and are exercisable for five years. At the time of the transaction these warrants had a fair value of $0.35, for a total value of $0.4 million which was recorded as an increase to additional paid-in capital. The $0.35 value per warrant was based on a Black- Scholes model valuation. The assumption used in this calculation were as follows: volatility 55.7%; duration five years; and a risk-free rate of 3.38%.

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

During November 2021, 1,120,000 Public Warrants were exercised at a price of $6.25 per share for total proceeds of $7,000,000. As of September 30, 2022 and December 31, 2021, 3,680,000 Public Warrants and 240,000 Representative Warrants remain outstanding.

As of September 30, 2022, the fair value of the Public Warrants was approximately $0.148 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.152 per Representative Warrant which was based on the relative fair value to the Public Warrants.

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

NOTE 7– BUSINESS COMBINATION

On June 21, 2022, the Company entered into a membership purchase agreement (the “Alpha 5 Agreement”) with Alpha 5 to purchase 100% of Alpha 5’s outstanding membership interests. One of the sellers of Alpha 5, Lawrence Steinman, is the Executive Chairman and Co-Founder of the Company, and as such is considered a related party to the Company. Alpha 5 was a preclinical-stage company developing a monoclonal antibody (mAbs) for the treatment of amyotrophic lateral sclerosis (“ALS”) and other neuroinflammatory disorders, such as Multiple Sclerosis. Alpha 5 Integrin is based in Charlottesville, Virginia. In connection with the transaction, the Company issued to the Alpha 5 sellers 3,260,870 shares of Common Stock, which had a market value of $1.01 on the date of the transaction, and warrants to acquire 1,000,000 shares of Common Stock at an exercise price of $1.88 per share, for a period of five years from the acquisition date, the aggregate fair value of which was $0.4 million at the date of acquisition.

In addition, the Alpha 5 Agreement allows for an earnout to be paid as part of the consideration due to the sellers. As any future sales are predicated upon FDA approval, no amounts will be due the sellers in the absence of that approval. Should FDA approval be obtained the amount of the earnout payment is dependent on the attainment of certain financial targets. The terms of the earnout contain three performance target thresholds that trigger three different payout amounts depending on which of the three targets is achieved. Sales generated after the drug is no longer subject to any patent protection or regulatory exclusivity are excluded from the earnout calculation The earnout is deemed part of the consideration paid for the acquisition, in the form of contingent consideration. However, as of September 30, 2022, this amount has not yet been determined.

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

The goodwill recognized is largely attributable to the potential leveraging of Alpha 5’s scientific expertise in the integrin space. The Company believes the acquisition of Alpha 5 will help in its efforts to move the treatment forward and increase its potential to have a positive impact on the treatment of ALS. This goodwill is expected to be deductible for income tax purposes. Expenses incurred in relation to this acquisition totalled to $311,065.

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

Pro Forma Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Three Months Ended June 30, 2022
	PASITHEA THERAPEUTICS CORP.	ALPHA 5 INTEGRIN, LLC	PRO FROMA PASITHEA THERAPEUTICS CORP.

Revenues	$13,581	$-	$13,581
Cost of services	15,101	-	15,101
Gross margin	(1,520)	-	(1,520)

Operating expenses:
Selling, general and administrative	3,078,574	432,832	3,511,406
Loss from operations	(3,080,094)	(432,832)	(3,512,926)

Other income:
Change in fair value of warrant liabilities	421,700	-	421,700
Foreign currency exchange gain/(loss)	-	(173)	(173)
Gain on forgiveness of accounts payable	-	-	-
Other income	421,700	(173)	421,527
Loss before income taxes	(2,658,394)	(432,659)	(3,091,053)
Provision for income taxes	-	-	-
Net loss	$(2,658,394)	$(432,659)	$(3,091,053)
Weighted-average common shares outstanding, basic and diluted			23,373,347
Basic and diluted net loss per common share			$(0.13)

	Six Months Ended June 30, 2022
	PASITHEA THERAPEUTICS CORP.	ALPHA 5 INTEGRIN, LLC	PRO FROMA PASITHEA THERAPEUTICS CORP.

Revenues	$27,239	$-	$27,239
Cost of services	28,038		28,038
Gross margin	(799)	-	(799)
Operating expenses:
Selling, general and administrative	5,483,832	978,223	6,462,055
Loss from operations	(5,484,631)	(978,223)	(6,462,854)

Other income:
Change in fair value of warrant liabilities	1,206,997	-	1,206,997
Interest expense	-	-	-
Interest income	-	-	-
Foreign currency exchange gain/(loss)	-	(4,884)	(4,884)
Gain on forgiveness of accounts payable	45,000	-	45,000
Other income	1,251,997	(4,884)	1,247,113
Loss before income taxes	(4,232,634)	(983,107)	(5,215,741)
Provision for income taxes	-	-	-
Net loss	$(4,232,634)	$(983,107)	$(5,215,741)
Weighted-average common shares outstanding, basic and diluted			23,190,859
Basic and diluted net loss per common share			$(0.22)

A pro forma balance sheet was excluded from this disclosure as the transaction is already reflected in the June 30, 2022 condensed consolidated balance sheets, given there were minimal adjustments to the June 20, 2022 Alpha 5 closing balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

Acquisition of AlloMek Therapeutics, LLC

On October 11, 2022, the Company entered into a Membership Interest Purchase Agreement, whereby it acquired 100% of the issued and outstanding equity interests of AlloMeK Therapeutics, LLC (“AlloMek”) from the holders thereof on a cash free, debt-free basis. AlloMek Therapeutics, LLC was a pre-clinical biotechnology company focused on developing CIP-137401, the first macrocyclic MEK Inhibitor with a unique potency, safety and pharmacokinetic profile. The Company acquired all issued and outstanding equity interests of AlloMek in exchange for: (i) an aggregate of 2,700,000 shares of the Company’s common stock, par value $0.0001 per share, (ii) an aggregate of 1,000,000 warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.88 per share, which may be exercised on a cashless basis, for a period of five years commencing on the date of issuance, (iii) a cash payment in the amount of $1,050,000, (iv) the right to certain milestone payments in an amount up to $5,000,000, and (v) the right to contingent earn-out payments ranging from 3% to 5% of net sales of the Drug depending on the amount of such net sales in the applicable measurement period.  Closing of the transactions contemplated in the Agreement occurred on October 11, 2022 (the “Closing Date”). In connection with the Agreement, each of the Sellers entered into a two-year Lock-up Agreement with the Company regarding the shares of Common Stock received by the Sellers pursuant to the Agreement. On the one-year anniversary of the Closing Date, the restrictions contained in the Lock-Up Agreements will terminate for 1,350,000 Restricted Shares, and then in each subsequent month, the restrictions will cease for 112,500 Restricted Shares.

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

Company Summary

We are a biotechnology company focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders. We are focused on developing our lead therapeutic candidate, PAS-004 (CIP-137401), a potential best-in-class macrocyclic mitogen-activated protein kinase kinase 1/2 (MEK) inhibitor for use in a range of CNS-related indications, including neurofibromatosis type 1 (NF1) and Noonan syndrome that we acquired from AlloMek Therapeutics, LLC (“AlloMek”) in October 2022. PAS-004 is an IND-ready asset and we are preparing to initiate cGMP manufacturing to support an Investigational New Drug (“IND”) application with the U.S. We are also focused on the development of our high potential discovery programs aimed at developing drug candidates based on novel targets, including PAS-003, a monoclonal antibody targeting a5b1 integrin for the treatment of ALS, PAS-002, a DNA vaccine targeting GlialCAM for the treatment of Multiple Sclerosis, and PAS-001, a small molecule targeting the compliment component 4 (C4) gene for the treatment of schizophrenia.

Our secondary operations are focused on providing business support services to anti-depression clinics. Our operations in the U.K. involve providing business support services to registered healthcare providers who assess patients, and if appropriate, administer intravenous infusions of ketamine, and our operations in the United States involve providing business support services to entities that furnish similar services to patients who personally pay for those services. Operations initially take place across the United States and the U.K. through partnerships with healthcare companies, including Zen Healthcare and The IV Doc. Our operations are limited to providing business support services to healthcare companies. In the United States, certain of these business support services will be subcontracted to through a Business Support Services subcontract. We do not provide professional medical services, establish or own anti-depression clinics, provide psychiatric assessments, or be responsible for the administration of intravenous infusions of ketamine in the United States. Furthermore, we do not obtain or administer ketamine, nor do we maintain any license or registration to own, maintain or dispense controlled substances in the U.K. or in the United States. We provide business support services to properly authorized companies that provide clinical services of the type described above to self-pay patients, and we subcontract certain of these business support services.

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

Our financial results for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,
	2022	2021

Revenues	$218,608	$-
Cost of services	86,465	-
Selling, general and administrative	3,223,955	1,273,600
Research and development	1,159,001	-
Loss from operations	(4,250,813)	(1,273,600)
Other income (expense), net	(335,317)	(252,508)
Loss before income taxes	$(4,586,130)	$(1,526,108)

	Nine Months Ended September 30,
	2022	2021

Revenues	$245,847	$-
Cost of services	114,503	-
Selling, general and administrative	8,587,866	2,551,156
Research and development	1,278,922	-
Loss from operations	(9,735,444)	(2,551,156)
Other income (expense), net	916,680	(252,508)
Loss before income taxes	$(8,818,764)	$(2,803,664)

Revenues for the three and nine months ended September 30, 2022 relate to our operations providing business support services to registered healthcare providers who assess patients, and if appropriate, administering intravenous infusions of ketamine in the U.K. and the U.S. The increase in our loss before income taxes for the three and nine months ended September 30, 2022 compared to the same period of 2021 is mainly attributable to increased selling, general and administrative expenses as a result of further expansion of operations, non-recurring expenses in connection with the acquisition of Alpha 5 and AlloMek, ongoing legal and proxy expenses related to the dissident shareholder campaign, and research and development expenses related to the development of PAS-001, PAS-002 and PAS-003. These losses were partially offset by a decrease in the fair value of our warrant liabilities of $0.9 million for the nine months ending September 30, 2022.

Working Capital

	As of
	September 30, 2022	December 31, 2021
Current assets	$44,469,392	$53,300,457
Current liabilities	1,513,982	447,280
Working capital	$42,955,410	$52,853,177

Working capital decreased by $10.0 million between December 31, 2021 and September 30, 2022 due primarily to cash used to fund our loss from operations for the period ended September 30, 2022.

Liquidity and Financial Condition

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net loss	$(8,818,764)	$(2,803,664)

Net cash (used in) operating activities	(10,143,230)	(1,429,725)
Net cash (used in) investing activities	(305,546)	(8,570)
Net cash provided by financing activities	-	21,763,726
Effect of foreign currency translation	(119,697)	(3,762)
Increase (decrease) in cash and cash equivalents	$(10,568,473)	$20,321,669

The decrease in cash and cash equivalents was primarily attributable to cash used to fund our operations, research and development, and make equipment purchases during the period.

Liquidity & Capital Resources Outlook

As of September 30, 2022, we had $42,398,233 in our operating bank accounts and working capital of $42,955,410. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from the issuance of shares of Common Stock in private placements. Subsequent to the consummation of the Initial Public Offering and the November 2021 Private Placement, our liquidity was and will continue to be satisfied through the net proceeds from the consummation of the Initial Public Offering and the November 2021 Private Placement. Based on the foregoing, management believes that we will have sufficient working capital to meet our liquidity needs through twelve months from the issuance date of the financial statements included in this quarterly report.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 31, 2022, a civil action was commenced against the Company and its Board of Directors in the Court of Chancery for the State of Delaware captioned Concord IP2 Ltd., et al. v. Pasithea Therapeutics Corp., et al., C.A. No. 2022-0980-NAC. The action seeks, among other things, a judgment declaring that the director defendants breached their fiduciary duties in connection with two acquisitions made by the Company in 2022, as well as temporary, preliminary and permanent injunctive relief enjoining the Company from counting the shares issued in connection with those two acquisitions at an upcoming special meeting and the Company’s next annual meeting with respect to the election of directors. A hearing on Plaintiffs’ motion to expedite and motion for a temporary restraining order has been scheduled for November 16, 2022. The Company and the director defendants will vigorously contest this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2022, in connection with our acquisition of AlloMek we issued to the Sellers an aggregate of 2,700,000 shares of our Common Stock (the “AlloMek Shares”) and an aggregate of 1,000,000 warrants to purchase our Common Stock at an exercise price of $1.88 per share (the “AlloMek Warrants”). The AlloMek Warrants and AlloMek Shares were sold to the Sellers without registration under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws in a transaction not involving a public offering and the Sellers represented they are an accredited investor. We relied on the exclusion from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.01

Membership Interest Purchase Agreement entered into October 11, 2022, by and among Pasithea Therapeutics Corp., AlloMek Therapeutics, LLC, and certain Sellers (as defined in the agreement). (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K filed with the Commission on October 12, 2022)

10.1*	Employment Agreement with Daniel Schneiderman
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2022