Form 10-K/A
period 2022-12-31
Pasithea Therapeutics Corp.
filed 2023-04-04
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The registrant had 26,126,740 shares of Common Stock outstanding as of March 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New Haven, CT	688

EXPLANATORY NOTE

Pasithea Therapeutics Corp. (the “Company,” “Pasithea,” “we,” “us,” or “our”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). This Amendment is being filed solely to amend and replace Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of the Form 10-K, to remove an incorrect statement in “Delinquent 16(a) Reports” that a Section 16(a) Report filed on behalf of Camac Capital LLC and certain of its affiliate entities (the “Camac Group”), was filed late. The subject Section 16(a) report filed by the Camac Group was filed timely.

Except as described above and for currently-dated certifications of the Company’s principal executive officer and principal financial officer filed herewith as Exhibits 31.1 and 31.2, no other changes are being made to the Form 10-K and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Form 10-K. Because no financial statements have been included in this Amendment, paragraph 3 of the certifications filed herewith as Exhibits 31.1 and 31.2 have been omitted. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K. Accordingly, this Amendment is limited in scope and should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

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

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.01	Membership Interest Purchase Agreement entered into June 21, 2022, by and among Pasithea Therapeutics Corp., Alpha-5 integrin, LLC, and certain Sellers (as defined in the agreement) (incorporated by reference to exhibit 2.01 of the Company’s Form 10-Q, filed with the Commission on August 15, 2022).
2.02	Membership Interest Purchase Agreement dated October 11, 2022 by and among Pasithea Therapeutics Corp., AlloMek Therapeutics, LLC, the Persons listed on Schedule 1.1 thereto, and Uday Khire, not individually but in his capacity as the representative of the Persons listed on Schedule 1.1 thereto (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on October 12, 2022).
2.03	Form of Lock-up Agreement dated October 11, 2022 (incorporated by reference to exhibit 2.2 of the Company’s Form 8-K, filed with the Commission on October 12, 2022).
3.1	Amended & Restated Certificate of Incorporation of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
3.2***	Amended & Restated Bylaws of Pasithea Therapeutics Corp.
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to exhibit 4.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.2	Form of Warrant Agent Agreement, including Form of Warrant Certificate (incorporated by reference to exhibit 4.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.3	Form of Representative Warrant (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.4***	Description of Securities.
10.1	Amended and Restated Zen Knightsbridge Collaboration Agreement (incorporated by reference to exhibit 10.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.2	Amended and Restated Zen Baker Street Collaboration Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.3	Form of Professional Corporation Agreement (incorporated by reference to exhibit 10.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.4	IV Docs Subcontract Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).

10.5+	Employment Agreement between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.5 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.6+	2021 Incentive Plan (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.7	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.8	Stock Option Grant Notice and Agreement between Pasithea Therapeutics Corp. and Stanley M. Gloss (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.9	Placement Agent Agreement, dated November 24, 2021 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.10	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.11	Form of Warrants (incorporated by reference to exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.12	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.13+	Yassine Bendiabdallah Consulting Agreement with Pasithea Therapeutics Limited (incorporated by reference to exhibit 10.14 of the Company’s Form 10-K, filed with the Commission on March 30, 2022).
10.14+	Executive Employment Agreement, dated as of January 1, 2022, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.15 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.15	Stock Option Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.16 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.16	Restricted Stock Unit Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.17 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.17+	Employment Agreement with Daniel Schneiderman (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q, filed with the Commission on November 14, 2022).
10.18	Settlement and Cooperation Agreement dated December 9, 2022, by and between Pasithea Therapeutics Corp. and Camac Fund, LP and its affiliates (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 14, 2022).
21.1***	Subsidiaries of the Registrant.
23.1***	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1****	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Previously Filed.
****	Previously Furnished.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Dr. Tiago Reis Marques
Dr. Tiago Reis Marques
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 4, 2023