Form 10-Q
period 2023-03-31
Pasithea Therapeutics Corp.
filed 2023-05-12
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 12, 2023, there were 26,126,740 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,914,063	$33,087,864
Due from related party	15,782	-
Prepaid expenses	835,777	562,375
Other current assets	262,992	262,992
Current assets of discontinued operations	84,703	163,463
Total current assets	31,113,317	34,076,693

Property and equipment, net	174,906	125,197
Right of use asset- operating lease	460,539	500,428
Intangibles, net	8,413,937	8,571,478
Goodwill	1,262,911	1,262,911
Non-current assets of discontinued operations	619,287	643,382
Total assets	$42,044,897	$45,180,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,447,539	$1,481,393
Note payable	264,103	-
Lease liability- short term portion	164,974	160,362
Current liabilities of discontinued operations	245,544	235,879
Total current liabilities	2,122,160	1,877,634

Non-current liabilities
Lease liability	300,480	344,021
Warrant liabilities	187,481	140,611
Non-current liabilities of discontinued operations	299,669	319,575
Total non-current liabilities	787,630	804,207
Total liabilities	2,909,790	2,681,841

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 26,126,740 and 26,043,406 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	17,995	17,987
Additional paid-in capital	62,014,815	61,837,802
Accumulated other comprehensive loss	(3,144)	(661)
Accumulated deficit	(22,894,559)	(19,356,880)
Total stockholders’ equity	39,135,107	42,498,248
Total liabilities and stockholders’ equity	$42,044,897	$45,180,089

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating expenses:
Selling, general and administrative	$2,116,266	$2,078,878
Research and development	1,096,286	-
Loss from operations	(3,212,552)	(2,078,878)

Other income (expense):
Change in fair value of warrant liabilities	(46,870)	785,297
Interest expense, net	(6,388)	-
Other (expense) income, net	(53,258)	785,297

Loss before income taxes	(3,265,810)	(1,293,581)
Provision for income taxes	-	-
Net loss from continuing operations	$(3,265,810)	$(1,293,581)
Net loss from discontinued operations	$(271,869)	$(280,659)
Net loss	$(3,537,679)	$(1,574,240)

Weighted-average common shares outstanding, basic and diluted	26,073,036	23,008,371
Basic and diluated loss per share from continuing operations	$(0.13)	$(0.06)
Basic and diluted loss per share from discontinuing operations	$(0.01)	$(0.01)

Comprehensive loss:
Net loss	$(3,537,679)	$(1,574,240)
Foreign currency translation	(2,483)	(1,574,240)
Comprehensive loss	$(3,540,162)	$(3,148,480)

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2022	23,008,371	$17,684	$53,627,883	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense
-restricted share units			26,540			26,540
-options			94,295			94,295
-restricted stock			14,795			14,795
Foreign currency translation	-	-	-	(4,513)	-	(4,513)
Net loss	-	-	-	-	(1,574,240)	(1,574,240)
Balance at March 31, 2022	23,008,371	$17,684	$53,763,513	$(15,074)	$(3,788,745)	$49,977,378

Balance at January 1, 2023	26,043,406	$17,987	$61,837,802	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted share units	83,334	8	23,641	-	-	23,650
-options			153,372	-	-	153,371
Foreign currency translation	-	-	-	(2,483)	-	(2,483)
Net loss	-	-	-	-	(3,537,679)	(3,537,679)
Balance at March 31, 2023	26,126,740	17,995	62,014,815	(3,144)	(22,894,559)	39,135,107

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,265,810)	$(1,293,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,179	-
Amortization expense	157,541	-
Stock-based compensation	177,021	135,630
Change in fair value of warrant liabilities	46,870	(785,297)
Lease cost	960	-
Changes in operating assets and liabilities:
Due from related party	(15,782)	-
Prepaid expenses	(273,402)	(238,462)
Accounts payable and accrued liabilities	(33,855)	29,553
Net cash used in operating activities	(3,202,278)	(2,152,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,888)	(1,951)
Net cash used in investing activities	(53,888)	(1,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	392,354
Principal payments on note payable	(128,251)
Net cash provided by financing activities	264,103	-

Effect of foreign currency translation on cash	(2,483)	(4,513)
Net cash used in operating activities of discontinued operations	(183,444)	(411,252)
Net cash used in investing activities of discontinued operations	4,189	(106,544)
Net cash used in financing activities of discontinued operations	-	-

NET CHANGE IN CASH	$(3,173,801)	$(2,676,419)
Cash - Beginning of period	33,087,864	52,901,962
Cash - End of period	$29,914,063	$50,225,544

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Through December 31, 2022, the Company operated a Clinics business that was focused on providing business support services to anti-depression clinics in the U.K. and in the United States. Its operations in the U.K. involved providing business support services to registered healthcare providers who assess patients and, if appropriate, administer intravenous infusions of ketamine. Its operations in the United States involved providing business support services to entities that furnish similar services to patients who personally pay for those services. Operations in the U.K. and the United States were conducted through partnerships with healthcare providers and the Company did not provide professional medical services or psychiatric assessments.

During the first quarter of 2023, we discontinued our at-home services in New York, NY as well as our services in the U.K. In addition, we discontinued our clinical operations in Los Angeles, CA and are actively exploring options for the disposal of related property. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have discontinued the operations of our Clinics segment.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Corp, Alpha-5 Integrin, LLC, and AlloMek Therapeutics, LLC. Pasithea Therapeutics Limited (U.K.) is a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company, registered in Portugal. Pasithea Clinics Corp. is incorporated in Delaware. Alpha-5 Integrin, LLC is Delaware limited liability company. AlloMek Therapeutics, LLC is Delaware limited liability company.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $29.9 million of cash and cash equivalents and working capital of approximately $29.2 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering and exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through twelve months from the date of these condensed consolidated financial statements.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Management regularly makes estimates related to the fair value of warrant liabilities; the recoverability of long-lived assets; the fair values and useful lives of intangible assets acquired in business combinations; the potential impairment of goodwill; and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the condensed consolidated financial statements. As appropriate, the Company obtains reports from third-party valuation experts to inform and support estimates related to fair value measurements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $10.0 million of cash equivalents consisting of marketable securities in U.S. government money market funds as of March 31, 2023, and did not have any cash equivalents as of December 31, 2022.

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

Warrant Liability

The Company accounts for its Public and Representative Warrants (each, the “Public Warrants” and “Representative Warrants” and, collectively, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value and adjusts the IPO Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Public and Representative Warrants was initially measured at the end of each reporting period, using a Black-Scholes option pricing model. As of March 31, 2023, the fair value of the Public Warrants was measured using quoted market prices, and the fair value of the Representative Warrants was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

Except for liabilities related to the IPO Warrants, described in the table below, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,001,263	$10,001,263	$-	$-

Liabilities:
Public warrant liabilities, March 31, 2023	$176,000	$176,000	$-	$-
Representative warrant liabilities, March 31, 2023	$11,481	$-	$-	$11,481

Liabilities:
Public warrant liabilities, December 31, 2022	$132,000	$132,000	$-	$-
Representative warrant liabilities, December 31, 2022	$8,611	$-	$-	$8,611

The following table presents a reconciliation of the Level 3 representative warrant liabilities for December 31, 2021 through March 31, 2022:

Representative warrant liabilities, December 31, 2021	$91,200
Issuances	-
Exercises	-
Change in fair value	(49,297)
Representative warrant liabilities, March 31, 2022	$41,903

The following table presents a reconciliation of the Level 3 representative warrant liabilities for December 31, 2022 through March 31, 2023:

Representative warrant liabilities, December 31, 2022	$8,611
Issuances	-
Exercises	-
Change in fair value	2,870
Representative warrant liabilities, March 31, 2023	$11,482

The change in fair value of the representative warrant liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of March 31, 2023 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of March 31, 2023 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Three months ended March 31,
	2023	2022
Stock options	2,180,000	600,000
Warrants	15,356,000	12,600,000
Restricted stock units	116,666	200,000

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

The relevant translation rates are as follows:

	3/31/2023	12/31/2022
Closing rate, British Pound (GBP) to $USD at period end	1.2364	1.2039
Average rate, GBP to $USD for the period ended	1.2152	1.2362
Closing rate, Euro (EUR) to $USD at period end	0.9200	0.9367
Average rate, EUR to $USD for the period ended	0.9320	0.9517

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of March 31, 2023 and December 31, 2022, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on March 31, 2023. The adoption of this accounting standard did not have a material impact to the Company’s condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of March 31, 2023	As of December 31, 2022
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	99,220
Office equipment	25,691	26,343
Property and equipment, gross	184,247	128,756
Less: accumulated depreciation	(9,341)	(3,559)
Property and equipment, net	$174,906	$125,197

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15, 2024. The lease has a gross monthly rent of $16,171 per month, which will increase to $16,656 beginning January 1, 2024.

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

Medical Office Lease – West Hollywood, California

In March 2022, the Company entered into an agreement to lease a medical office in West Hollywood, California. The lease commenced on April 1, 2022. This lease is attributable to the Clinics segments which was discontinued as of March 31, 2023. See Note 10, Discontinued Operations for more information related.

As of March 31, 2023, the Company recognized total ROU assets and lease liabilities as follows:

	As of March 31, 2023	As of December 31, 2022
Non-current leases - right of use assets	$460,539	$500,428
Current liabilities - operating lease liabilities	$164,974	$160,362
Non-current liabilities - operating lease liabilities	$300,480	$344,021

Operating lease expense	$55,242	$168,812
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$169,695

The following table summarizes the maturity of the Company’s operating lease payments as of March 31, 2023:

2023 (remaining)	$146,024
2024	199,872
2025	183,216
Total future minimum lease payments	$529,112
Amount representing interest	(63,658)
Present value of net future minimum lease payments	$465,454

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(157,541)	5,513,937	5,671,478	-	5,671,478
Intangible assets, net	$8,571,478	$(157,541)	$8,413,937	$8,571,478	$-	$8,571,478

As of March 31, 2023, future expected amortization expense of Intangible assets was as follows:

2023	$472,623
2024	630,164
2025	630,164
2026	630,164
2027	630,164
Thereafter	5,420,657
Remaining future amortization expense	$8,413,937

There were no changes to goodwill for the three months ended March 31, 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company had 26,126,740 and 26,043,406 shares of its Common Stock issued and outstanding at March 31, 2023 and 2022, respectively.

Common Stock Issuances for the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 83,334 shares of common stock due to the vesting of restricted stock units, and recognized approximately $24,000 of stock-based compensation expense related to its outstanding restricted stock units. Stock-based compensation expense related to the Company’s restricted stock units is recognized within selling, general and administrative expense. As of March 31, 2023, remaining unamortized RSU stock-based compensation expense was approximately $165,500.

The Company did not grant any restricted stock units or restricted stock during the three months ended March 31, 2023.

NOTE 7 – STOCK OPTIONS

During the three months ended March 31, 2023, the Company issued stock options under the 2021 Plan to employees, to purchase an aggregate of 880,000 shares of Common Stock with a strike price equal to $0.491 per share and a term of ten years. One-third of these options vest on the one-year anniversary of the employee hire date and then the remaining stock options vest in equal quarterly installments over the remaining two years. These options had a total fair value of approximately $288,000, as calculated using the Black-Scholes model with a volatility assumption of 68.64%.

During the three months ended March 31, 2023, stock options to purchase an aggregate of 16,667 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

For the three months ended March 31, 2023 and 2022, total stock-based compensation expense related to the Company’s stock options was approximately $153,000 and approximately $95,000, respectively. For the three months ended March 31, 2023, the Company recognized approximately $131,000 of stock-based compensation related to its options within Selling, general and administrative expense, and approximately $22,000 within Research and development expense. For the three months ended March 31, 2022, all stock-based compensation expense was recorded within Selling, general and administrative expense.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2023:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	1,300,000	$2.28	9.12	$-
Granted	880,000	0.49	9.91	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2023	2,180,000	$1.56	9.29	-

Exercisable, March 31, 2023	233,334	$4.37	8.48	$-

As of March 31, 2023, remaining unamortized stock-based compensation expense related to the stock options was approximately $776,000.

NOTE 8 – WARRANTS

As of March 31, 2023, the fair value of the Public Warrants was approximately $0.04 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.042 per Representative Warrant which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants	Weighted- average remaining contractual term (years)	Weighted average exercise price
$1.88	2,000,000	4.38
$3.50	8,680,000	3.65
$6.00	276,000	3.47
$6.25	4,400,000	3.47
	15,356,000	3.69	$4.12

No warrants were granted during the three months ended March 31, 2023.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Violations of these laws and regulations could result in expulsion from government healthcare programs, together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse regulations, as well as other applicable government laws and regulations. While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

NOTE 10 – DISCONTINUED OPERATIONS

During the three months ended March 31, 2023, we discontinued our at-home services in New York, NY as well as our services in the U.K. In addition, we discontinued our clinical operations in Los Angeles, CA and are actively exploring options for the disposal of related property. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have discontinued the operations of our Clinics segment.

We have separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the condensed consolidated balance sheets as of March 31, 2023, and consist of the following:

As of March 31, 2023
Current assets of discontinued operations:
Cash and cash equivalents	$16,634
Due from related party	-
Prepaid expenses	28,887
Other current assets	39,182
Total current assets of discontinued operations	84,703
Non-current assets of discontinued operations
Property and equipment, net	248,597
Right of use asset- operating lease	355,356
Intangibles, net	15,334
Total non-current assets of discontinued operations	$619,287
Total assets	$703,990

LIABILITIES
Current liabilities of discontinued operations:
Accounts payable and accrued liabilities	$141,790
Lease liability- short term portion	103,754
Total current liabilities of discontinued operations	245,544

Non-current liabilities of discontinued operations:
Lease liability	299,669
Warrant liabilities	-
Total non-current liabilities of discontinued operations	$299,669
Total liabilities of discontinued operations	$545,213

The results of operations from discontinued operations for the three months ended March 31, 2023 and 2022, have been reflected as discontinued operations in the condensed consolidated statements of operations and consist of the following:

	Three Months Ended March 31,
	2023	2022
Revenues	$-	$13,658
Cost of services	-	12,937
Gross margin	-	721

Selling, general and administrative	271,869	326,380
Loss from discontinued operations	$(271,869)	$(325,659)

Weighted-average common shares outstanding, basic and diluted	26,073,036	23,008,371
Basic and diluated loss per share from discontinued operations	$(0.01)	$(0.01)

In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. As such, the selling, general and administrative and research and development expenses recorded in discontinued operations include corporate costs incurred directly in support of the Clinics business.

NOTE 11 – Note Payable

Directors and Officer’s Liability Insurance

On January 9, 2023, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $392,000 that bears interest at an annual rate of 7.8%. Monthly payments, including principal and interest, are approximately $45,000 per month. The balance due under this financing agreement was approximately $264,000 and $0 at March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK), Pasithea Clinics Corp., Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Alpha 5 Integrin, LLC and AlloMek Therapeutics, LLC.. Pasithea Clinics Corp. is incorporated in Delaware Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited company, registered in Portugal. Alpha-5 Integrin, LLC and AlloMek Therapeutics, LLC are both Delaware limited liability companies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC and include, without limitation, statements about the following:

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

Company Summary

We are a biotechnology company primarily focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and RASopathies. Our primary operations (the “Therapeutics” segment) are focused on developing our lead therapeutic candidate, PAS-004 , a macrocyclic MEK inhibitor for potential use in a range of CNS-related indications, including neurofibromatosis type 1 and Noonan syndrome as well as lamin A/C cardiomyopathy and certain oncology indications that we acquired from AlloMek Therapeutics, LLC (“AlloMek”) in October 2022. PAS-004 has completed pre-clinical testing and animal toxicology studies to support an Investigational New Drug application (an “IND”) with the U.S. Food and Drug Administration (“FDA”) that we plan to file in the second half of 2023 following completion of cGMP manufacturing and finalization of our toxicology program. We are also focused on the development of our discovery programs through lead identification of drug candidates, including PAS-003, a monoclonal antibody targeting a5b1 integrin for the treatment of ALS, PAS-002, a DNA vaccine targeting GlialCAM for the treatment of MS, and PAS-001, a small molecule targeting the compliment component 4A for the treatment of schizophrenia.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

●	continue our ongoing and planned research and development of our product candidates;

●	initiate nonclinical studies and clinical trials for any additional product candidates that we may pursue;

●	scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;

●	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

●	develop, maintain, expand, protect and enforce our intellectual property portfolio;

●	acquire or in-license product candidates and technologies; and

●	add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Recent Developments

During the first quarter of 2023, we discontinued our at-home services in New York, NY as well as our services in the U.K. In addition, we discontinued our clinical operations in Los Angeles, CA and are actively exploring options for the disposal of related property. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have discontinued the operations of our Clinics segment.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2023, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Our financial results for the three months ended March 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended March 31,
	2023	2022	Change	% Change
Selling, general and administrative	$2,116,266	$2,078,878	$37,388	1.8%
Research and development	1,096,286	-	1,096,286	NM
Loss from operations	(3,212,552)	(2,078,878)	(1,133,674)	(35.3)%
Other (expense) income, net	(53,258)	785,297	(838,555)	(1,574.5)%
Net loss	$(3,265,810)	$(1,293,581)	$(1,972,229)	(60.4)%

Selling, general and administrative

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees and consultants in executive, finance and accounting, legal, operations support, information technology and human resource functions. Selling, general and administrative expense also includes corporate facility costs not otherwise included in research and development expense, including rent, utilities, depreciation, amortization and maintenance, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

Selling, general and administrative expenses remained relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

We expect selling, general and administrative expenses to remain relatively flat throughout 2023.

Research and Development

For the three months ended March 31, 2023, research and development expenses were approximately $1.1 million. There were no research and development expenses for the three months ended March 31, 2022. The increase is due to the commencement and expansion of our drug development activities primarily related to PAS-004, our lead product candidate, and PAS-003, our discovery candidate.

We expect research and development expenses to increase throughout 2023 primarily related to manufacturing, regulatory and clinical development of PAS-004.

Other (expense) income, net

For the three months ended March 31, 2023, Other (expense) income, net decreased by approximately $0.8 million compared to the three months ended March 31, 2022. The decrease is primarily due to the $0.8 million decrease in the fair value of our Public and Representative Warrants that occurred during the three months ended March 31, 2022, compared to the slight increase that occurred during the three months ended March 31, 2023.

Working Capital

The table below presents working capital net of current assets and liabilities attributable to discontinued operations:

	As of March 31,
	2023	2022
Current assets	$31,028,614	$33,913,231
Current liabilities	1,876,616	1,641,755
Working capital	$29,151,998	$32,271,476

Working capital decreased by approximately $3.1 million between December 31, 2022 and March 31, 2023 due primarily to cash used to fund our loss from operations for the three months ended March 31, 2023.

Liquidity and Financial Condition

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,537,679)	$(1,574,240)

Net cash used in operating activities	$(3,202,278)	$(2,152,158)
Net cash used in investing activities	(53,888)	(1,951)
Net cash provided by financing activities	264,103	-
Effect of foreign currency translation	(2,483)	(4,513)
Decrease in cash and cash equivalents	$(3,173,801)	$(2,676,419)

Cash and cash equivalents decreased by approximately $3.2 million for the three months ended March 31, 2023, which was primarily attributable to cash used to fund our loss from operations and make equipment purchases during the period.

Liquidity & Capital Resources Outlook

As of March 31, 2023, we had approximately $29.9 million in operating bank accounts and money market funds, with working capital of approximately $29.2 million. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from the issuance of common stock in private placements. Subsequent to the consummation of the Initial Public Offering and the November 2021 Private Placement, our liquidity was and will continue to be satisfied through the net proceeds from the consummation of the Initial Public Offering and the November 2021 Private Placement. Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this Quarterly Report.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily selling, general and administrative and research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;

●	the extent to which we enter into collaborations or other arrangements with third parties in order to further develop our product candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;

●	expenses needed to attract and retain skilled personnel;

●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;

●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and

●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

We will need significant additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

Contractual Obligations

See Note 9 – Commitments and Contingencies in the Notes to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, which include (1) stock-based compensation and (2) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2022, as amended. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

We believe that the following critical accounting estimates are particularly subject to management’s judgment and could materially affect our financial condition and results of operations.

●	Assumptions used in the Black-Scholes pricing model for valuation of stock option awards, such as expected volatility, risk-free interest rate, expected term and expected dividends.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the Notes to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and Public Warrants could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 12, 2023