Form 10-Q
period 2023-06-30
Pasithea Therapeutics Corp.
filed 2023-08-11
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-40804

PASITHEA THERAPEUTICS CORP.

(Exact name of Registrant as specified in its charter)

Delaware	85-1591963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, Suite 500 Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 514-4174

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KTTA	The Nasdaq Capital Market
Warrants, to purchase shares of Common Stock, par value $0.0001 per share	KTTAW	The Nasdaq Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2023, there were 26,143,407 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,647,633	$33,087,864
Amount due from sale of assets	122,500	-
Prepaid expenses	814,573	562,375
Other current assets	452,195	262,992
Current assets of discontinued operations	-	163,462
Total current assets	28,036,901	34,076,693
Property and equipment, net	173,298	125,197
Right of use asset- operating lease	419,885	500,428
Intangibles, net	8,256,396	8,571,478
Goodwill	1,262,911	1,262,911
Non-current assets of discontinued operations	-	643,382
Total assets	$38,149,391	$45,180,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,926,047	$1,481,393
Note payable	133,335	-
Lease liability- short term portion	169,676	160,362
Current liabilities of discontinued operations	-	235,879
Total current liabilities	2,229,058	1,877,634

Non-current liabilities
Lease liability	256,084	344,021
Warrant liabilities	74,055	140,611
Non-current liabilities of discontinued operations	-	319,575
Total non-current liabilities	330,139	804,207
Total liabilities	2,559,197	2,681,841

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 26,143,407 and 26,043,406 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17,997	17,987
Additional paid-in capital	62,233,447	61,837,802
Accumulated other comprehensive loss	(3,461)	(661)
Accumulated deficit	(26,657,789)	(19,356,880)
Total stockholders’ equity	35,590,194	42,498,248
Total liabilities and stockholders’ equity	$38,149,391	$45,180,089

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:
Selling, general and administrative	$1,800,536	$2,611,559	$3,916,802	$4,690,437
Research and development	2,028,165	-	3,124,451	-
Loss from operations	(3,828,701)	(2,611,559)	(7,041,253)	(4,690,437)

Other income:
Change in fair value of warrant liabilities	113,426	421,700	66,556	1,206,997
Interest and dividends, net	117,191	-	110,803	-
Other income, net	230,617	421,700	177,359	1,206,997

Loss before income taxes	(3,598,084)	(2,189,859)	(6,863,894)	(3,483,440)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(3,598,084)	$(2,189,859)	$(6,863,894)	$(3,483,440)

Net loss from discontinued operations, net of tax	(165,146)	(468,535)	(437,015)	(749,194)
Net loss	$(3,763,230)	$(2,658,394)	$(7,300,909)	$(4,232,634)

Weighted-average common shares outstanding, basic and diluted	26,128,022	23,444,135	26,100,681	23,226,253
Basic and diluated loss per share from continuing operations	$(0.14)	$(0.09)	$(0.26)	$(0.15)
Basic and diluted loss per share from discontinuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Comprehensive loss:
Net loss	$(3,763,230)	$(2,658,394)	$(7,300,909)	$(4,232,634)
Foreign currency translation	(317)	(48,985)	(2,800)	(53,498)
Comprehensive loss	$(3,763,547)	$(2,707,379)	$(7,303,709)	$(4,286,132)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2023	26,043,406	$17,987	$61,837,802	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted share units	83,334	8	23,641	-	-	23,649
-options	-	-	153,372	-	-	153,372
Foreign currency translation	-	-	-	(2,483)	-	(2,483)
Net loss	-	-	-	-	(3,537,679)	(3,537,679)
Balance at March 31, 2023	26,126,740	$17,995	$62,014,815	$(3,144)	$(22,894,559)	$39,135,107
Stock-based compensation:
-restricted share units	16,667	2	23,910	-	-	23,912
-options	-	-	194,722	-	-	194,722
Foreign currency translation	-	-	-	(317)	-	(317)
Net loss	-	-	-	-	(3,763,230)	(3,763,230)
Balance at June 30, 2023	26,143,407	$17,997	$62,233,447	$(3,461)	$(26,657,789)	$35,590,194

Balance at January 1, 2022	23,008,371	$17,684	$53,627,883	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense:
-restricted share units	-	-	26,540	-	-	26,540
-options	-	-	94,295	-	-	94,295
-restricted stock	-	-	14,795	-	-	14,795
Foreign currency translation	-	-	-	(4,513)	-	(4,513)
Net loss	-	-	-	-	(1,574,240)	(1,574,240)
Balance at March 31, 2022	23,008,371	$17,684	$53,763,513	$(15,074)	$(3,788,745)	$49,977,378
Stock-based compensation expense:
-restricted share units	-	-	23,912	-	-	23,912
-options	-	-	99,536	-	-	99,536
-restricted stock	429,447	43	435,878	-	-	435,921
Warrants issued for acquisition	-	-	350,722	-	-	350,722
Common shares issued for acquisition	3,260,870	326	3,293,153	-	-	3,293,479
Foreign currency translation	-	-	-	(48,985)	-	(48,985)
Net loss	-	-	-	-	(2,658,394)	(2,658,394)
Balance at June 30, 2022	26,698,688	$18,053	$57,966,715	$(64,059)	$(6,447,139)	$51,473,570

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,863,894)	$(3,483,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,895	957
Amortization expense	315,082	-
Stock-based compensation	395,655	694,957
Change in fair value of warrant liabilities	(66,556)	(1,206,997)
Non-cash lease expense	1,920	-
Gain on sale of assets	(65,048)	-
Changes in operating assets and liabilities:
Prepaid expenses	(252,198)	(137,754)
Other assets	(189,203)	(46,595)
Accounts payable and accrued liabilities	433,403	59,937
Lease liabilities	-	31,350
Net cash used in operating activities	(6,281,944)	(4,087,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,996)	(8,890)
Net cash proceeds from sale of assets	27,500	-
Acquisition of business, net of cash acquired	-	77,060
Net cash (used in) provided by investing activities	(29,496)	68,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	392,354	-
Principal payments on note payable	(259,019)	-
Net cash provided by financing activities	133,335	-

Effect of foreign currency translation on cash	(2,800)	(47,006)
Net cash used in operating activities of discontinued operations	(583,133)	(400,554)
Net cash provided by (used in) investing activities of discontinued operations	323,807	(538,835)
Net cash used in financing activities of discontinued operations	-	-

NET CHANGE IN CASH	$(6,440,231)	$(5,005,810)
Cash – Beginning of period	33,087,864	52,901,962
Cash – End of period	$26,647,633	$47,896,152

Supplemental disclosure of cash flow information:
Amount due from sale of assets	$122,500	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an initial public offering (the “Initial Public Offering”) on September 17, 2021. The Company is a biotechnology company focused on the discovery, research, and development of innovative treatments for central nervous system (CNS) disorders and other diseases. The Company is leveraging its expertise in the fields of neuroscience, translational medicine, and drug development to advance new molecular entities that target the pathophysiology underlying such diseases with the goal of bringing life-changing therapies to patients.

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

During the three months ended as of March 31, 2023, we discontinued our at-home services in New York, NY as well as our services in the U.K. During the three months ended as of June 30, 2023, we sold our assets associated with the Clinics operations in Los Angeles, CA and the lease associated with the related property was assumed by the buyer in the transaction. Accordingly, as of the date of this Quarterly Report on Form 10-Q, the previously discontinued operations of our Clinics segment have been disposed of.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Corp, Alpha-5 Integrin, LLC, and AlloMek Therapeutics, LLC. Pasithea Therapeutics Limited (U.K.) is a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company, registered in Portugal. Pasithea Clinics Corp. is incorporated in Delaware. Alpha-5 Integrin, LLC is a Delaware limited liability company. AlloMek Therapeutics, LLC is a Delaware limited liability company.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $26.6 million of cash and cash equivalents and working capital of approximately $25.8 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering, and the prior exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through twelve months from the date of these condensed consolidated financial statements.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property & patents. Our research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical, non-clinical and regulatory activities, costs to acquire drug product from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s intellectual property, and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of personnel and related costs, including stock-based compensation, legal fees relating to both intellectual property and corporate matters, accounting and audit related costs, insurance, corporate communications and public company expenses, information technology, office and facility rents and related expenses, including depreciation, amortization and maintenance, and fees for consulting, business development and other professional services.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $10.1 million as of June 30, 2023, and did not have any cash equivalents as of December 31, 2022.

Property and Equipment

Property and equipment is recorded at cost, net of depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

Warrant Liability

The Company accounts for the publicly traded warrants issued in its Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in its Initial Public Offering (the “Representative Warrants” and together with the Public Warrants, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value and adjusts the IPO Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the IPO Warrants was initially measured using a Black Scholes pricing model. Currently, the fair value of the Public Warrants is measured using quoted market prices, and the fair value of the Representative Warrants is based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, June 30, 2023	$10,122,758	$10,122,758	$-	$-

Liabilities:
Public Warrants, June 30, 2023	$69,520	$69,520	$-	$-
Representative Warrants, June 30, 2023	$4,535	$-	$-	$4,535

Liabilities:
Public Warrants, December 31, 2022	$132,000	$132,000	$-	$-
Representative Warrants liabilities, December 31, 2022	$8,611	$-	$-	$8,611

The following table presents a reconciliation of the Level 3 Representative Warrants liabilities:

	For the three months ended June 30,
	2023	2022
Beginning balance, March 31	$11,482	$48,797
Issuances	-	-
Exercises	-	-
Change in fair value	(6,946)	(30,197)
Ending balance, June 30	$4,535	$18,600

	For the six months ended June 30,
	2023	2022
Beginning balance, December 31	$8,611	$106,205
Issuances	-	-
Exercises	-	-
Change in fair value	(4,076)	(87,605)
Ending balance, June 30	$4,535	$18,600

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of June 30, 2023 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of June 30, 2023 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to the basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The following outstanding shares issuable upon exercise of stock options and warrants and vesting of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six months ended June 30, 2023
	2023	2022
Stock options	1,980,000	1,000,000
Warrants	15,356,000	12,600,000
Restricted stock units	99,999	200,000

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

The relevant translation rates are as follows:

	6/30/2023	12/31/2022
Closing rate, British Pound (GBP) to $USD at period end	1.2714	1.2039
Average rate, GBP to $USD for the period ended	1.2332	1.2362
Closing rate, Euro (EUR) to $USD at period end	0.9166	0.9367
Average rate, EUR to $USD for the period ended	0.9256	0.9517

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of June 30, 2023 and December 31, 2022, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on March 31, 2023. The adoption of this accounting standard did not have a material impact to the Company’s condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of June 30, 2023	As of December 31, 2022
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	99,220
Office equipment	25,691	26,343
Property and equipment, gross	184,247	128,756
Less: accumulated depreciation	(10,949)	(3,559)
Property and equipment, net	$173,298	$125,197

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

As of June 30, 2023, the Company recognized total ROU assets and lease liabilities as follows:

	As of June 30, 2023	As of December 31, 2022
Non-current leases – right of use assets	$419,885	$500,428
Current liabilities – operating lease liabilities	$169,676	$160,362
Non-current liabilities – operating lease liabilities	$256,084	$344,021

Operating lease expense	$128,281	$168,812
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$169,695

The following table summarizes the maturity of the Company’s operating lease payments as of June 30, 2023:

2023 (remaining)	$97,511
2024	199,872
2025	183,216
Total future minimum lease payments	$480,599
Amount representing interest	(54,839)
Present value of net future minimum lease payments	$425,760

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,513,937	(157,541)	5,356,396	5,671,478	-	5,671,478
Intangible assets, net	$8,413,937	$(157,541)	$8,256,396	$8,571,478	$-	$8,571,478

As of June 30, 2023, future expected amortization expense of Intangible assets was as follows:

2023	$315,082
2024	630,164
2025	630,164
2026	630,164
2027	630,164
Thereafter	5,420,658
Remaining future amortization expense	$8,256,396

There were no changes to goodwill for the six months ended June 30, 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company had 26,143,407 and 26,698,688 shares of its Common Stock issued and outstanding at June 30, 2023 and 2022, respectively.

Common Stock Issuances for the Three and Six Months Ended June 30, 2023

During the three and six months ended June 30, 2023, the Company issued 16,667 and 100,001 shares of common stock, respectively, due to the vesting of restricted stock units (“RSUs”), and recognized approximately $24,000 and $48,000, respectively, of stock-based compensation expense related to its outstanding restricted stock units. Stock-based compensation expense related to the Company’s restricted stock units is recognized within selling, general and administrative expense.

As of June 30, 2023, remaining unamortized RSU stock-based compensation expense was approximately $142,000.

The Company did not grant any RSUs or restricted stock during the three and six months ended June 30, 2023.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended June 30, 2023, no stock options were issued. During the three months ended June 30, 2023, stock options to purchase an aggregate of 333,334 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the three months ended June 30, 2023, stock options to purchase an aggregate of 200,000 shares of Common Stock were cancelled.

During the six months ended June 30, 2023, the Company issued stock options under the 2021 Plan to employees, to purchase an aggregate of 880,000 shares of Common Stock with a strike price equal to $0.491 per share and a term of ten years. One-third of these options vest on the one-year anniversary of the employee hire date and then the remaining stock options vest in equal quarterly installments over the remaining two years. These options had a total fair value of approximately $288,000, as calculated using the Black-Scholes pricing model with a volatility assumption of 68.64%.

During the six months ended June 30, 2023, stock options to purchase an aggregate of 350,001 shares of Common Stock, subject to time-based milestone vesting conditions, vested. During the six months ended June 30, 2023, stock options to purchase an aggregate of 200,000 shares of Common Stock were cancelled.

Stock-Based Compensation

For the three months ended June 30, 2023 and 2022, total stock-based compensation expense related to the Company’s stock options was approximately $195,000 and approximately $100,000, respectively. For the three months ended June 30, 2023, the Company recognized approximately $136,000 of stock-based compensation related to its options within selling, general and administrative expense, and approximately $59,000 within research and development expense. For the three months ended June 30, 2022, all stock-based compensation expense was recorded within selling, general and administrative expense.

For the six months ended June 30, 2023 and 2022, total stock-based compensation expense related to the Company’s stock options was approximately $348,000 and approximately $194,000, respectively. For the six months ended June 30, 2023, the Company recognized approximately $267,000 of stock-based compensation related to its options within selling, general and administrative expense, and approximately $81,000 within research and development expense. For the six months ended June 30, 2022, all stock-based compensation expense was recorded within selling, general and administrative expense.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2023:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	1,300,000	$2.28	9.12	$-
Granted	880,000	0.49	9.66	-
Expired/Cancelled	(200,000)	0.96	9.13	-
Outstanding, June 30, 2023	1,980,000	$1.62	9.06	-

Exercisable, June 30, 2023	566,668	$2.18	8.84	$-

As of June 30, 2023, remaining unamortized stock-based compensation expense related to the stock options was approximately $581,000.

NOTE 8 – WARRANTS

As of June 30, 2023, the fair value of the Public Warrants was approximately $0.02 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.02 per Representative Warrant which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants	Weighted- average remaining contractual term (years)	Weighted average exercise price
$1.88	2,000,000	4.13
$3.50	8,680,000	3.40
$6.00	276,000	3.22
$6.25	4,400,000	3.22
	15,356,000	3.44	$4.12

No warrants were granted during the three and six months ended June 30, 2023.

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

NOTE 10 – DISCONTINUED OPERATIONS

During the three months ended March 31, 2023, we discontinued our at-home services in New York, NY, our Clinics operations in Los Angeles, CA, as well as our services in the U.K. During the three months ended June 30, 2023, we sold our assets associated with the Clinics operations in Los Angeles, CA, and the lease associated with the related property was assumed by the buyer in the transaction. Accordingly, as of June 30, 2023, the previously discontinued operations of our Clinics segment have been disposed of.

As of June 30, 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the three and six months ended June 30, 2023 and 2022, have been reflected as discontinued operations in the condensed consolidated statements of operations and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$-	$13,581	$-	$27,239
Cost of services	-	15,101	-	28,038
Gross margin	-	(1,520)	-	(799)

Selling, general and administrative	165,146	467,016	502,063	793,395
Loss from discontinued operations	(165,146)	(468,535)	(502,063)	(794,194)
Gain on forgiveness of accounts payable	-	-	-	45,000
Gain on sale of assets	-	-	65,048	-
Loss from discontinued operations, before income tax	(165,146)	(468,535)	(437,015)	(749,194)
Income tax expense	-	-	-	-
Net loss from discontinued operations, net of tax	(165,146)	(468,535)	(437,015)	(749,194)

Weighted-average common shares outstanding, basic and diluted	26,128,022	23,444,135	26,100,681	23,226,253
Basic and diluated loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The following table presents the gain on the sale of assets in Los Angeles, CA:

As of June 30, 2023
Cash proceeds	$27,500
Proceeds to receive in installments	122,500
Total	$150,000
Less transaction costs	(11,250)
Less book value of assets	(73,702)
Gain on sale, before income tax	$65,048
Income tax expense	-
Gain on sale, net of tax	$65,048

The following table presents non-cash items related to discontinued operations, which are included in the Company’s unaudited condensed consolidated statement of cash flows:

Six months ended June 30, 2023
Cash Flows From Operating Activities:
Gain on sale of assets	$(65,048)

Supplemental disclosure of cash flow information:
Amount due from sale of assets	$122,500

NOTE 11 – NOTE PAYABLE

Directors and Officer’s Liability Insurance

On January 9, 2023, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $392,000 that bears interest at an annual rate of 7.8%. Monthly payments, including principal and interest, are approximately $45,000 per month. The balance due under this financing agreement was approximately $133,000 and $0 at June 30, 2023 and December 31, 2022, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On July 20, 2023, the Company announced that its Board of Directors authorized the repurchase, through a $4.0 million tender offer of up to approximately 5.7 million shares of the Company’s outstanding common stock at a cash purchase price of $0.70 per share (the “Tender Offer”). The Company launched the Tender Offer on August 9, 2023, which is expected to expire on September 8, 2023, subject to the terms and conditions of the Tender Offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended on April 4, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK), Pasithea Clinics Corp., Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Alpha-5 integrin, LLC and AlloMek Therapeutics, LLC. Pasithea Clinics Corp. is incorporated in Delaware Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited company, registered in Portugal. Alpha-5 integrin, LLC and AlloMek Therapeutics, LLC are both Delaware limited liability companies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans to develop and commercialize our product candidates;

●	the timing of our Investigational New Drug (“IND”) submission with the U.S. Food and Drug Administration or other regulatory submissions with foreign regulatory agencies for PAS-004;

●	the timing of our planned clinical trials for PAS-004;

●	the ability of our clinical trials to demonstrate safety and efficacy of our future product candidates, and other positive results;

●	disruptions to the development of our product candidates due to the continued spread of COVID-19 and the resulting global pandemic;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Warrants; and

●	our ability to restructure our operations to comply with any potential future changes in government regulation.

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

Company Summary

We are a biotechnology company primarily focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and RASopathies. Our primary operations (the “Therapeutics” segment) are focused on developing our lead therapeutic candidate, PAS-004, a macrocyclic MEK inhibitor for potential use in a range of CNS-related indications, including neurofibromatosis type 1 (NF1) as well as Noonan syndrome, lamin A/C cardiomyopathy and certain oncology indications that we acquired from AlloMek Therapeutics, LLC in October 2022. PAS-004 has completed pre-clinical testing and animal toxicology studies to support a regulatory application to study PAS-004 for the treatment of NF1. We anticipate initiating our first-in-human Phase 1 clinical trial as soon as possible after the acceptance of our regulatory submission by the regulatory agencies. We are also focused on the development of our discovery programs through lead identification of drug candidates, including PAS-003, a monoclonal antibody targeting a5b1 integrin for the treatment of amyotrophic lateral sclerosis (ALS), PAS-002, a DNA vaccine targeting GlialCAM for the treatment of multiple sclerosis (MS), and PAS-001, a small molecule targeting the compliment component 4 (C4) gene for the treatment of schizophrenia.

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

Recent Developments

Clinics Segment

During the first quarter of 2023, we discontinued our at-home services in New York, NY as well as our services in the U.K. During the second quarter of 2023, we sold our assets associated with the Clinics operations in Los Angeles, CA, and the lease associated with the related property was assumed by the buyer in the transaction. Accordingly, as of the date of this Quarterly Report on Form 10-Q, the previously discontinued operations of our Clinics segment have been disposed of.

Completion of GMP-Compliant Manufacturing

On June 29, 2023, we announced the successful completion of manufacturing the GMP-compliant Phase 1 clinical supplies of the active pharmaceutical ingredient (“API”) of our lead product candidate PAS-004. We intend to utilize this supply of PAS-004 for our upcoming Phase I clinical trial following acceptance of our regulatory application.

Tender Offer to Repurchase Shares of Common Stock

On July 20, 2023, we announced that our Board of Directors authorized the repurchase, through a $4.0 million tender offer, of up to approximately 5.7 million shares of our outstanding common stock at a cash purchase price of $0.70 per share (the “Tender Offer”). We launched the Tender Offer on August 9, 2023, which is expected to expire on September 8, 2023, subject to the terms and conditions of the Tender Offer.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2023, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Our financial results for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	For the Three Months Ended June 30,
	2023	2022	Change	% Change
Selling, general and administrative	$1,800,536	$2,611,559	$(811,023)	(31.1)%
Research and development	2,028,165	-	2,028,165	100.0%
Loss from operations	(3,828,701)	(2,611,559)	(1,217,142)	(31.8)%
Other income, net	230,617	421,700	(191,083)	82.9%
Net loss from continuing operations	(3,598,084)	(2,189,859)	(1,408,225)	(39.1)%
Net loss from discontinued operations, net of tax	(165,146)	(468,535)	303,389	183.7%
Net loss	$(3,763,230)	$(2,658,394)	$(1,104,836)	(29.4)%

	For the Six Months Ended June 30,
	2023	2022	Change	% Change
Selling, general and administrative	$3,916,802	$4,690,437	$(773,635)	(16.5)%
Research and development	3,124,451	-	3,124,451	100.0%
Loss from operations	(7,041,253)	(4,690,437)	(2,350,816)	(33.4)%
Other income, net	177,359	1,206,997	(1,029,638)	580.5%
Net loss from continuing operations	(6,863,894)	(3,483,440)	(3,380,454)	(49.2)%
Net loss from discontinued operations, net of tax	(437,015)	(749,194)	312,179	71.4%
Net loss	$(7,300,909)	$(4,232,634)	$(3,068,275)	(42.0)%

Selling, general and administrative

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance and accounting, legal, operations support, information technology and human resource functions. Selling, general and administrative expense also includes corporate facility costs not otherwise included in research and development expense, including rent, utilities, depreciation, amortization and maintenance, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

For the three and six months ended June 30, 2023, selling, general and administrative expenses were approximately $1.8 million and $3.9 million, respectively. Selling, general and administrative expenses decreased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to the discontinued Clinics operations in 2023.

We expect selling, general and administrative expenses to remain relatively flat throughout 2023.

Research and Development

Research and development expenses relate to our activities performed by our Therapeutics segment, which are primarily focused on the development of PAS-004, our lead product candidate, and PAS-003, our most advanced discovery candidate.

For the three and six months ended June 30, 2023, research and development expenses were approximately $2.0 million and $3.1 million, respectively. There were no research and development expenses for the three and six months ended June 30, 2022. The increase is due to the commencement and expansion of our drug development activities primarily related to PAS-004 and PAS-003.

We expect research and development expenses to increase throughout 2023 primarily related to manufacturing, regulatory and clinical development of PAS-004.

Other income, net

For the three months ended June 30, 2023, other income, net decreased by approximately $191,000 compared to the three months ended June 30, 2022. The decrease is primarily due to the larger decrease in the fair value of the publicly traded warrants issued in our Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in our Initial Public Offering (the “Representative Warrants”) that occurred during the three months ended June 30, 2022, compared to the decrease that occurred during the three months ended June 30, 2023.

For the six months ended June 30, 2023, other income, net decreased by approximately $1.0 million compared to the six months ended June 30, 2022. The decrease is primarily due to the $1.4 million decrease in the fair value of our Public Warrants and Representative Warrants that occurred during the six months ended June 30, 2022, compared to a decrease of approximately $67,000 that occurred during the six months ended June 30, 2023.

Working Capital

	As of June 30, 2023	As of December 31, 2022
Current assets	$28,036,901	$33,913,231
Current liabilities	2,229,058	1,641,755
Working capital	$25,807,843	$32,271,476

Working capital decreased by approximately $6.5 million between December 31, 2022 and June 30, 2023 due primarily to cash used to fund operations for the six months ended June 30, 2023.

Liquidity and Financial Condition

	Six Months Ended June 30,
	2023	2022
Net loss from continuing operations	$(6,863,894)	$(3,483,440)

Net cash used in operating activities	$(6,281,944)	$(4,087,585)
Net cash used in (provided by) investing activities	(29,496)	68,170
Net cash provided by financing activities	133,335	-
Effect of foreign currency translation	(2,800)	(47,006)
Net cash used in discontinued operations	(259,326)	(939,389)

Decrease in cash and cash equivalents	$(6,440,231)	$(5,005,810)

Cash and cash equivalents decreased by approximately $6.4 million for the six months ended June 30, 2023, which was primarily attributable to cash used to fund operations and make equipment purchases during the period.

Liquidity & Capital Resources Outlook

As of June 30, 2023, we had approximately $26.6 million in operating bank accounts and money market funds, with working capital of approximately $25.8 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and will continue to be satisfied through the net proceeds from the Initial Public Offering, a private placement in November 2021 and the receipt of cash upon the prior exercise of our outstanding warrants. Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this quarterly report.

Liquidity & Capital Resources Outlook

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

Tender Offer to Repurchase Shares of Common Stock

On July 20, 2023, we announced that our Board of Directors authorized the Tender Offer to repurchase approximately 5.7 million shares of our outstanding common stock at a cash purchase price of $0.70 per share, totaling $4.0 million. We launched the Tender Offer on August 9, 2023, which is expected to expire on September 8, 2023, subject to the terms and conditions of the Tender Offer. On a proforma basis giving effect to the Tender Offer, management believes that we will have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this quarterly report.

Contractual Obligations

See Note 9 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2022, as amended on April 4, 2023. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended on April 4, 2023. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and Public Warrants could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1*+#	Offer of Employment, dated as of June 21, 2022, between Pasithea Therapeutics Corp. and Dr. Graeme Currie.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#

Certain identified information has been excluded from this exhibit (indicated by asterisks) because it is both not material and the type of information that the Company treats as private or confidential, in accordance with the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 11, 2023