Form 10-Q
period 2023-09-30
Pasithea Therapeutics Corp.
filed 2023-11-13
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 9, 2023, there were 20,836,623 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,584,690	$33,087,864
Amount due from sale of assets	95,000	-
Prepaid expenses	985,067	562,375
Other current assets	106,511	262,992
Current assets of discontinued operations	-	163,462
Total current assets	20,771,268	34,076,693
Property and equipment, net	145,924	125,197
Right of use asset- operating lease	378,453	500,428
Intangibles, net	8,098,855	8,571,478
Goodwill	1,262,911	1,262,911
Non-current assets of discontinued operations	-	643,382
Total assets	$30,657,411	$45,180,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,869,458	$1,481,393
Lease liability- short term portion	174,471	160,362
Current liabilities of discontinued operations	-	235,879
Total current liabilities	2,043,929	1,877,634

Non-current liabilities
Lease liability	210,817	344,021
Warrant liabilities	29,059	140,611
Non-current liabilities of discontinued operations	-	319,575
Total non-current liabilities	239,876	804,207
Total liabilities	2,283,805	2,681,841

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 495,000,000 shares authorized; 20,836,623 and 26,043,406 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	17,466	17,987
Additional paid-in capital	58,634,236	61,837,802
Accumulated other comprehensive loss	(7,717)	(661)
Accumulated deficit	(30,270,379)	(19,356,880)
Total stockholders’ equity	28,373,606	42,498,248
Total liabilities and stockholders’ equity	$30,657,411	$45,180,089

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:
Selling, general and administrative	$2,164,560	$2,576,802	$6,081,362	$7,267,239
Research and development	1,624,766	1,278,922	4,749,217	1,278,922
Loss from operations	(3,789,326)	(3,855,724)	(10,830,579)	(8,546,161)

Other income (expense):
Change in fair value of warrant liabilities	44,996	(335,317)	111,552	871,680
Interest and dividends, net	131,740	-	242,543	-
Other income (expense), net	176,736	(335,317)	354,095	871,680

Loss before income taxes	(3,612,590)	(4,191,041)	(10,476,484)	(7,674,481)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(3,612,590)	$(4,191,041)	$(10,476,484)	$(7,674,481)

Net loss from discontinued operations, net of tax	-	(395,089)	(437,015)	(1,144,283)
Net loss	$(3,612,590)	$(4,586,130)	$(10,913,499)	$(8,818,764)

Weighted-average common shares outstanding, basic and diluted	25,160,994	26,548,688	25,784,010	24,415,888
Basic and diluted loss per share from continuing operations	$(0.14)	$(0.16)	$(0.41)	$(0.31)
Basic and diluted loss per share from discontinuing operations	$-	$(0.01)	$(0.02)	$(0.05)

Comprehensive loss:
Net loss	$(3,612,590)	$(4,586,130)	$(10,913,499)	$(8,818,764)
Foreign currency translation	(4,256)	(82,514)	(7,056)	(136,012)
Comprehensive loss	$(3,616,846)	$(4,668,644)	$(10,920,555)	$(8,954,776)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2023	26,043,406	$17,987	$61,837,802	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted share units	83,334	8	23,641	-	-	23,649
-options	-	-	153,372	-	-	153,372
Foreign currency translation	-	-	-	(2,483)	-	(2,483)
Net loss	-	-	-	-	(3,537,679)	(3,537,679)
Balance at March 31, 2023	26,126,740	$17,995	$62,014,815	$(3,144)	$(22,894,559)	$39,135,107
Stock-based compensation:
-restricted share units	16,667	2	23,910	-	-	23,912
-options	-	-	194,722	-	-	194,722
Foreign currency translation	-	-	-	(317)	-	(317)
Net loss	-	-	-	-	(3,763,230)	(3,763,230)
Balance at June 30, 2023	26,143,407	$17,997	$62,233,447	$(3,461)	$(26,657,789)	$35,590,194
Stock-based compensation:
-restricted share units	16,667	1	24,174	-	-	24,175
-options	-	-	102,499	-	-	102,499
Stock repurchase	(5,323,451)	(532)	(3,725,884)	-	-	(3,726,416)
Foreign currency translation	-	-	-	(4,256)	-	(4,256)
Net loss	-	-	-	-	(3,612,590)	(3,612,590)
Balance at September 30, 2023	20,836,623	$17,466	$58,634,236	$(7,717)	$(30,270,379)	$28,373,606

Balance at January 1, 2022	23,008,371	$17,684	$53,627,883	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense:
-restricted share units	-	-	26,540	-	-	26,540
-options	-	-	94,295	-	-	94,295
-restricted stock	-	-	14,795	-	-	14,795
Foreign currency translation	-	-	-	(4,513)	-	(4,513)
Net loss	-	-	-	-	(1,574,240)	(1,574,240)
Balance at March 31, 2022	23,008,371	$17,684	$53,763,513	$(15,074)	$(3,788,745)	$49,977,378
Stock-based compensation expense:
-restricted share units	-	-	23,912	-	-	23,912
-options	-	-	101,480	-	-	101,480
-restricted stock	279,447	28	282,213	-	-	282,241
-common stock	-	-	-	-	-	-
Warrants issued for acquisition	-	-	350,722	-	-	350,722
Common shares issued for acquisition	3,260,870	326	3,293,153	-	-	3,293,479
Foreign currency translation	-	-	-	(48,985)	-	(48,985)
Net loss	-	-	-	-	(2,658,394)	(2,658,394)
Balance at June 30, 2022	26,548,688	$18,038	$57,814,993	$(64,059)	$(6,447,139)	$51,321,833
Stock-based compensation expense:
-restricted share units	-	-	24,176	-	-	24,175
-options	-	-	111,451	-	-	111,451
-restricted stock	-	-	-	-	-	-
Warrants issued for acquisition	-	-	-	-	-	-
Common shares issued for acquisition	-	-	-	-	-	-
Foreign currency translation	-	-	-	(82,514)	-	(82,514)
Net loss	-	-	-	-	(4,586,130)	(4,586,130)
Balance at September 30, 2022	26,548,688	$18,038	$57,950,620	$(146,573)	$(11,033,269)	$46,788,816

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,476,484)	$(7,674,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,610	956
Amortization expense	472,623	-
Stock-based compensation	522,329	678,890
Change in fair value of warrant liabilities	(111,552)	(871,680)
Non-cash lease expense	2,880	-
Gain on sale of assets	(65,048)	-
Changes in operating assets and liabilities:
Prepaid expenses	(422,692)	(669,627)
Other assets	156,481	(621,279)
Accounts payable and accrued liabilities	388,064	465,606
Lease liabilities	-	(17,564)
Net cash used in operating activities	(9,519,789)	(8,709,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,337)	(14,376)
Net cash proceeds from sale of assets	55,000	-
Acquisition of business, net of cash acquired	-	56,579
Net cash provided by investing activities	20,663	42,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	392,354	-
Principal payments on note payable	(392,354)	-
Repurchase of common stock	(3,726,416)	-
Net cash used in financing activities	(3,726,416)	-

Effect of foreign currency translation on cash	(7,056)	(129,521)
Net cash used in operating activities of discontinued operations	(594,383)	(1,026,911)
Net cash provided by (used in) investing activities of discontinued operations	323,807	(698,790)
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CHANGE IN CASH	$(13,503,174)	$(10,522,198)
Cash and cash equivalents - Beginning of period	33,087,864	52,901,962
Cash and cash equivalents - End of period	$19,584,690	$42,379,764

Supplemental disclosure of cash flow information:
Lease liabilities arising from obtaining right-of-use assets	$-	$410,392
Amount due from sale of assets	95,000	-

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

As of June 30, 2023, the at home services in New York, NY as well as in the U.K had been discontinued and we sold and disposed of our assets associated with the Clinics operations in Los Angeles, CA, and the U.K. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, , Alpha-5 Integrin, LLC, and AlloMek Therapeutics, LLC. Pasithea Therapeutics Limited (U.K.) is a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company, registered in Portugal. Pasithea Clinics Corp. is incorporated in Delaware. Alpha-5 Integrin, LLC is a Delaware limited liability company. AlloMek Therapeutics, LLC is a Delaware limited liability company.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $19.6 million of cash and cash equivalents and working capital of approximately $18.7 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering, and the prior exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through twelve months from the date of these unaudited condensed consolidated financial statements.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property and patents. Our research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical, non-clinical and regulatory activities, costs to acquire drug product from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s intellectual property, and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $10.3 million as of September 30, 2023, and did not have any cash equivalents as of December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, September 30, 2023	$10,253,735	$10,253,735	$-	$-

Liabilities:
Public warrant liabilities, September 30, 2023	$27,280	$27,280	$-	$-
Representative warrant liabilities, September 30, 2023	$1,779	$-	$-	$1,779

Liabilities:
Public warrant liabilities, December 31, 2022	$132,000	$132,000	$-	$-
Representative warrant liabilities, December 31, 2022	$8,611	$-	$-	$8,611

The following table presents a reconciliation of the Level 3 Representative Warrants liabilities:

	Three months ended September 30,
	2023	2022
Representative warrant liabilities, July 1	$4,535	$18,600
Issuances	-	-
Exercises	-	-
Change in fair value	(2,757)	23,882
Representative warrant liabilities, September 30	$1,779	$42,482

	Nine months ended September 30,
	2023	2022
Representative warrant liabilities, January 1	$8,611	$106,205
Issuances	-	-
Exercises	-	-
Change in fair value	(6,833)	(63,723)
Representative warrant liabilities, September 30	$1,779	$42,482

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of September 30, 2023 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of September 30, 2023 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Nine months ended September 30,
	2023	2022
Stock options	1,980,000	1,000,000
Warrants	15,356,000	13,600,000
Restricted stock units	83,332	200,000

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

The relevant translation rates are as follows:

	As of September 30, 2023	As of December 31, 2022
Closing rate, British Pound (GBP) to $USD at period end	1.2207	1.2039
Average rate, GBP to $USD for the period ended	1.2444	1.2362
Closing rate, Euro (EUR) to $USD at period end	1.0589	0.9367
Average rate, EUR to $USD for the period ended	1.0833	0.9517

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of September 30, 2023 and December 31, 2022, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of September 30, 2023	As of December 31, 2022
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	99,220
Office equipment	6,140	26,343
Property and equipment, gross	164,696	128,756
Less: accumulated depreciation	(18,772)	(3,559)
Property and equipment, net	$145,924	$125,197

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

As of September 30, 2023, the Company recognized total ROU assets and lease liabilities as follows:

	As of September 30, 2023	As of December 31, 2022
Non-current leases - right of use assets	$378,453	$500,428
Current liabilities - operating lease liabilities	$174,471	$160,362
Non-current liabilities - operating lease liabilities	$210,817	$344,021

Operating lease expense	$188,206	$168,812
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$169,695

The following table summarizes the maturity of the Company’s operating lease payments as of September 30, 2023:

2023 (remaining)	$65,169
2024	199,872
2025	183,216
Total future minimum lease payments	$448,257
Amount representing interest	(62,969)
Present value of net future minimum lease payments	$385,288

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(472,623)	5,198,855	5,671,478	-	5,671,478
Intangible assets, net	$8,571,478	$(472,623)	$8,098,855	$8,571,478	$-	$8,571,478

As of September 30, 2023, future expected amortization expense of Intangible assets was as follows:

2023 (remaining)	$157,541
2024	630,164
2025	630,164
2026	630,164
2027	630,164
Thereafter	5,420,658
Remaining future amortization expense	$8,098,855

There were no changes to goodwill for the nine months ended September 30, 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company had 20,836,623 and 26,548,688 shares of its Common Stock issued and outstanding at September 30, 2023 and 2022, respectively.

Common Stock Issuances for the Three and Nine Months Ended September 30, 2023

During the three and nine months ended September 30, 2023, the Company issued 16,667 and 116,668 shares of common stock, respectively, due to the vesting of restricted stock units (“RSUs”), and recognized approximately $24,175 and $71,736, respectively, of stock-based compensation expense related to its outstanding restricted stock units. Stock-based compensation expense related to the Company’s restricted stock units is recognized within selling, general and administrative expense.

As of September 30, 2023, the remaining unamortized RSU stock-based compensation expense was approximately $117,000.

The Company did not grant any RSUs or restricted stock awards during the three and nine months ended September 30, 2023.

Tender Offer (Common Stock Repurchase)

On July 20, 2023, the Company announced that its Board of Directors authorized the repurchase, through a $4.0 million tender offer of up to approximately 5.7 million shares of the Company’s outstanding common stock at a cash purchase price of $0.70 per share (the “Tender Offer”). The Company launched the Tender Offer on August 9, 2023 and it expired on September 8, 2023.

On September 14, 2023, the Company disclosed the results of the Tender Offer. A total of 5,323,451 shares of the Company’s common stock (the “Tender Offer Shares”) were validly tendered and not properly withdrawn at a purchase price of $0.70 per for an aggregate purchase price of $3,726,416, including fees and expenses relating to the Tender Offer. The Company had 20,819,956 shares of common stock outstanding following payment for the shares of common stock purchased in the Tender Offer. The Tender Offer Shares were retired and cancelled following the closing of the Tender Offer.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended September 30, 2023, no stock options were issued. During the three months ended September 30, 2023, stock options to purchase an aggregate of 279,167 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the nine months ended September 30, 2023, the Company issued stock options under the 2021 Plan to employees, to purchase an aggregate of 880,000 shares of Common Stock with a strike price equal to $0.491 per share and a term of ten years. One-third of these options vest on the one-year anniversary of the employee hire date and then the remaining stock options vest in equal quarterly installments over the remaining two years. These options had a total fair value of approximately $288,000, as calculated using the Black-Scholes pricing model with a volatility assumption of 68.64%.

During the nine months ended September 30, 2023, stock options to purchase an aggregate of 629,168 shares of Common Stock, subject to time-based milestone vesting conditions, vested. During the nine months ended September 30, 2023, stock options to purchase an aggregate of 200,000 shares of Common Stock were cancelled.

Stock-Based Compensation

For the three months ended September 30, 2023 and 2022, total stock-based compensation expense related to the Company’s stock options was approximately $102,000 and approximately $111,000, respectively. For the three months ended September 30, 2023, the Company recognized approximately $81,000 of stock-based compensation related to its options within selling, general and administrative expense, and approximately $21,000 within research and development expense. For the three months ended September 30, 2022, all stock-based compensation expense was recorded within selling, general and administrative expense.

For the nine months ended September 30, 2023 and 2022, total stock-based compensation expense related to the Company’s stock options was approximately $451,000 and approximately $307,000, respectively. For the nine months ended September 30, 2023, the Company recognized approximately $349,000 of stock-based compensation related to its options within selling, general and administrative expense, and approximately $102,000 within research and development expense. For the nine months ended September 30, 2022, all stock-based compensation expense was recorded within selling, general and administrative expense.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2023:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	1,300,000	$2.28	9.12	$-
Granted	880,000	0.49	9.41	-
Expired/Cancelled	(200,000)	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2023	1,980,000	$1.62	8.81	-
Exercisable, September 30, 2023	845,835	$2.63	8.52	$-

As of September 30, 2023, the remaining unamortized stock-based compensation expense related to the stock options was approximately $479,000.

NOTE 8 – WARRANTS

As of September 30, 2023, the fair value of the Public Warrants was approximately $0.01 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.01 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants	Weighted- average remaining contractual term (years)	Weighted average exercise price
$1.88	2,000,000	3.88
$3.50	8,680,000	3.15
$6.00	276,000	2.96
$6.25	4,400,000	2.96
	15,356,000	3.19	$4.12

No warrants were granted, expired/cancelled, or exercised during the three and nine months ended September 30, 2023.

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

NOTE 10 – DISCONTINUED OPERATIONS

As of June 30, 2023, we sold and disposed of our assets associated with the Clinics operations in Los Angeles, CA and disposed of our services in the U.K. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

As of September 30, 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the three and nine months ended September 30, 2023 and 2022, have been reflected in the condensed consolidated statements of operations and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$-	$218,608	$-	$245,847
Cost of services	-	86,465	-	114,503
Gross margin	-	132,143	-	131,344
Selling, general and administrative	-	527,232	502,063	1,320,627
Research and Development	-	-	-	-
Loss from discontinued operations	-	(395,089)	(502,063)	(1,189,283)
Gain on sale of accounts payable	-	-	-	45,000
Gain on sale of assets	-	-	65,048	-
Gain (loss) from discontinued operations, before income tax	-	(395,089)	(437,015)	(1,144,283)
Income tax expense	-	-	-	-
Net loss from discontinued operations, net of tax	$-	$(395,089)	$(437,015)	$(1,144,283)
Weighted-average common shares outstanding, basic and diluted	25,160,994	26,548,688	25,784,010	24,415,888
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.01)	$(0.02)	$(0.05)

The following table presents the gain on the sale of assets in Los Angeles, CA:

As of September 30, 2023
Cash proceeds	$55,000
Proceeds to receive in installments	95,000
Total	$150,000
Less transaction costs	(11,250)
Less book value of assets	(73,702)
Gain on sale, before income tax	$65,048
Income tax expense	-
Gain on sale, net of tax	$65,048

The following table presents non-cash items related to discontinued operations, which are included in the Company’s unaudited condensed consolidated statement of cash flows:

Nine months ended September 30, 2023
Cash Flows From Operating Activities:
Gain on sale of assets	$(65,048)
Supplemental disclosure of cash flow information:
Amount due from sale of assets	$95,000

NOTE 11– NOTE PAYABLE

Directors and Officer’s Liability Insurance

On January 9, 2023, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $392,000 that bears interest at an annual rate of 7.8%. Monthly payments, including principal and interest, are approximately $45,000 per month. The balance due under this financing agreement was $0 at September 30, 2023 and December 31, 2022, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

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

Company Summary

We are a biotechnology company primarily focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and RASopathies. Our primary operations (the “Therapeutics” segment) are focused on developing our lead therapeutic candidate, PAS-004, a macrocyclic MEK inhibitor for potential use in a range of CNS-related indications, including neurofibromatosis type 1 (NF1) as well as Noonan syndrome, lamin A/C cardiomyopathy and certain oncology indications that we acquired from AlloMek Therapeutics, LLC in October 2022. PAS-004 has completed pre-clinical testing and animal toxicology studies to support a regulatory application to study PAS-004 for the treatment of NF1. We anticipate initiating our first-in-human Phase 1 clinical trial as soon as possible after the acceptance of our regulatory submission by the regulatory agencies. We are also focused on the development of our discovery programs through lead identification of drug candidates, including PAS-003, a monoclonal antibody targeting α5β1 integrin for the treatment of amyotrophic lateral sclerosis (ALS), PAS-002, a DNA vaccine targeting GlialCAM for the treatment of multiple sclerosis (MS), and PAS-001, a small molecule targeting the compliment component 4 (C4) gene for the treatment of schizophrenia.

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

Recent Developments

Tender Offer to Repurchase Shares of Common Stock

On July 20, 2023, we announced that our Board of Directors authorized the repurchase, through a $4.0 million tender offer, of up to approximately 5.7 million shares of our outstanding common stock at a cash purchase price of $0.70 per share (the “Tender Offer”). We launched the Tender Offer on August 9, 2023 and it expired on September 8, 2023, subject to the terms and conditions of the Tender Offer. The Tender Offer resulted in the Company purchasing 5,323,451 shares of its common stock for an aggregate purchase price of approximately $3.7 million, excluding fees and expenses relating to the Tender Offer. For more information on the Tender Offer, see “Note 6 – Stockholders’ Equity” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Selection of PAS-003 Lead Candidate

On November 9, 2023, we announced that we selected our PAS-003 lead development candidate, a humanized monoclonal antibody with optimal properties that targets α5β1 integrin for the treatment of both sporadic and familial ALS. PAS-003 is now ready for manufacturing and IND enabling studies.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2023, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Our financial results for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	For the Three Months Ended September 30,
	2023	2022	Change	% Change
Selling, general and administrative	$2,164,560	$2,576,802	$(412,242)	(16.0)%
Research and development	1,624,766	1,278,922	345,844	27.0%
Loss from operations	(3,789,326)	(3,855,724)	66,398	1.7%
Other income (expense), net	176,736	(335,317)	512,053	152.7%
Net loss from continuing operations	(3,612,590)	(4,191,041)	578,451	13.8%
Net loss from discontinued operations, net of tax	-	(395,089)	395,089	100.0%
Net loss	$(3,612,590)	$(4,586,130)	$973,540	21.2%

	For the Nine Months Ended September 30,
	2023	2022	Change	% Change
Selling, general and administrative	$6,081,362	$7,267,239	$(1,185,877)	(16.3)%
Research and development	4,749,217	1,278,922	3,470,295	271.3%
Loss from operations	(10,830,579)	(8,546,161)	(2,284,418)	(26.7)%
Other income, net	354,095	871,680	(517,585)	(59.4)%
Net loss from continuing operations	(10,476,484)	(7,674,481)	(2,802,003)	(36.5)%
Net loss from discontinued operations, net of tax	(437,015)	(1,144,283)	707, 268	61.8%
Net loss	$(10,913,499)	$(8,818,764)	$(2,094,735)	(23.8)%

Selling, general and administrative

Selling, general and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance and accounting, legal, operations support, information technology and human resource functions. Selling, general and administrative expense also includes corporate facility costs not otherwise included in research and development expense, including rent, utilities, depreciation, amortization, and maintenance, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

For the three and nine months ended September 30, 2023, selling, general and administrative expenses were approximately $2.2 million and $6.1 million, respectively. Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to the discontinued Clinics operations in 2023.

We expect selling, general, and administrative expenses to remain relatively flat throughout the rest of 2023.

Research and Development

Research and development expenses relate to our activities performed by our Therapeutics segment, which is primarily focused on the development of PAS-004, our lead product candidate, and PAS-003, our most advanced discovery candidate.

For the three and nine months ended September 30, 2023, research and development expenses were approximately $1.6 million and $4.7 million, respectively. Research and development expenses increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to the commencement and expansion of our drug development activities related to PAS-004 and PAS-003.

We expect research and development expenses to continue to increase throughout the rest of 2023 primarily due to manufacturing, regulatory and clinical development of PAS-004.

Other income (expense), net

For the three months ended September 30, 2023, other income (expense), net increased by approximately $512 thousand compared to the three months ended September 30, 2022. The increase in other income, net is due primarily to the decrease in the fair value of the publicly traded warrants issued in our Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in our Initial Public Offering (the “Representative Warrants”) that occurred during the three months ended September 30, 2023, compared to a larger increase in the fair value of the Public Warrants and the Representative Warrants that occurred during the three months ended September 30, 2022. See “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on the accounting treatment of the Public Warrants and the Representative Warrants. The remaining increase in other income (expense), net is due to dividend income of $142 thousand during the three months ended September 30, 2023.

For the nine months ended September 30, 2023, other income, net decreased by approximately $517 thousand compared to the nine months ended September 30, 2022. The decrease is primarily due to the decrease of approximately $67 thousand that occurred during the nine months ended September 30, 2023, compared to a $1.4 million decrease in the fair value of our Public Warrants and Representative Warrants that occurred during the nine months ended September 30, 2022, partially offset by an increase in dividend income of $253 thousand during the nine months ended September 30.

Working Capital

	As of September 30, 2023	As of December 31, 2022 (1)
Current assets	$20,771,268	$33,913,231
Current liabilities	2,043,929	1,641,755
Working capital	$18,727,339	$32,271,476

(1)	the numbers for December 31, 2022, exclude the discontinued operation

Working capital decreased by approximately $13.5 million between December 31, 2022 and September 30, 2023 due primarily to cash used to repurchase shares of our common stock in the Tender Offer and to fund operations for the nine months ended September 30, 2023.

Liquidity and Financial Condition

	Nine Months Ended September 30,
	2023	2022
Net loss	$(10,913,499)	$(8,818,764)

Net cash used in operating activities	$(9,519,789)	$(8,709,179)
Net cash provided by investing activities	20,663	42,203
Net cash used in financing activities	(3,726,416)	-
Effect of foreign currency translation	(7,056)	(129,521)
Net cash used in discontinued operations	(270,576)	(1,725,701)

Decrease in cash and cash equivalents	$(13,503,174)	$(10,522,198)

Cash and cash equivalents decreased by approximately $13.5 million for the nine months ended September 30, 2023, compared to a decrease of approximately $10.5 million for the nine months ended September 30, 2022, which was primarily attributable to cash used to repurchase shares of our common shares in the Tender Offer during the period and cash used to fund operations, partially offset by a decrease of approximately $271 thousand in net cash used in discontinued operations, compared to a decrease of approximately $1.7 million in the corresponding period of 2022.

Liquidity & Capital Resources Outlook

As of September 30, 2023, we had approximately $19.6 million in operating bank accounts and money market funds, with working capital of approximately $18.7 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placement we consummated in November 2021 and the receipt of cash upon the prior exercise of our outstanding warrants. Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this quarterly report.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2022, as amended on April 4, 2023. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Date: November 13, 2023

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2023