Form 10-K
period 2023-12-31
Pasithea Therapeutics Corp.
filed 2024-03-29
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $10.5 million.

As of March 23, 2024, there were 1,042,415 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PASITHEA THERAPEUTICS CORP.

2023 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this annual report with the SEC and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans to develop and commercialize our product candidates involves a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	disruptions to the development of our product candidates due to public health crises, such as epidemics and pandemics, including the COVID-19 global pandemic;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Warrants;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

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

EXPLANATORY NOTE

On December 28, 2023, our board of directors (“Board”) approved a 1:20 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), which became effective on January 2, 2024. In connection with the Reverse Stock Split, there was corresponding reduction in the number of authorized shares of Common Stock to 100,000,000.

Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K reflects the Reverse Stock Split.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company primarily focused on the discovery, research and development of innovative treatments for Central Nervous System (“CNS”) disorders and other diseases, including RASopathies. We are leveraging our expertise in the fields of neuroscience, translational medicine, and drug development to bring life-changing therapies to patients where we believe there are suboptimal treatment options.

During the year ended December 31, 2023, we discontinued our support services to anti-depression clinics in the U.K. and related at-home services in New York, NY. In addition, we discontinued our clinical operations in Los Angeles, CA and disposed of the related property. Accordingly, as of December 31, 2023, we have discontinued the operations of our “Clinics” segment provided by our subsidiaries, and currently have one reportable segment, “Therapeutics,” related to the research and development of our therapeutic product candidates.

Our Therapeutic Pipeline

We are advancing a pipeline of three therapeutic product candidates, with a focus on our lead product candidate, PAS-004, a next-generation macrocyclic (as defined below) mitogen-activated protein kinase, or MEK inhibitor, that we believe may address the limitations and liabilities associated with existing drugs with a similar mechanism of action. PAS-004 is a small molecule allosteric inhibitor of MEK 1 and 2 (“MEK 1/2”) for potential use in the treatment of a range of RASopathies, including neurofibromatosis type 1 (“NF1”) and a number of oncology indications, among others.

MEK 1/2 are two of several protein kinases involved in a signaling cascade, known as the mitogen-activated protein kinase, or MAPK pathway. The MAPK pathway is an important pathway in cellular biology which has been a frequent target for drug discovery efforts. The MAPK pathway has been implicated in a variety of diseases, as it functions to drive cell proliferation, differentiation, survival and a variety of other cellular functions that, when abnormally upregulated, are critical for the formation and progression of tumors, fibrosis and other diseases. MEK inhibitors block phosphorylation (activation) of extracellular signal-regulated kinases (“ERK”), which can lead to cell death and inhibition of tumor growth.

Existing MEK inhibitors approved by the U.S. Food and Drug Administration (the “FDA”) are marketed for a range of diseases, including certain cancers and NF1-associated plexiform neurofibromas (“NF1-PN”) in pediatric patients. We believe these MEK inhibitors suffer from certain limitations, including known toxicities. Unlike current FDA approved MEK inhibitors, PAS-004 is macrocyclic, which we believe may lead to improved pharmacokinetics (“PK”), tolerability and potency. Macrocycles are large cyclic molecules that can bring increased potency, metabolic stability, and oral bioavailability. Cyclization also offers rigidity for stronger binding with drug target receptors. PAS-004 was designed to provide a lower Cmax (the maximum (or peak) serum concentration that a drug achieves in a specified compartment or test area of the body after the drug has been administered) and a longer half-life that may lead to a better therapeutic window. However, the ultimate safety and efficacy profile of PAS-004 will require clinical testing to be completed.

In December 2023, the FDA cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter for our first-in-human Phase 1 multicenter, open-label trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. We are currently conducting the Phase 1 clinical trial at four clinical sites in the U.S. and plan to open three additional sites in Eastern Europe. The objective of the Phase 1 study is to assess the safety, tolerability, PK, and pharmacodynamics (“PD”) of PAS-004 as well as to evaluate the preliminary anticancer activity (efficacy) of PAS-004 and to define the preliminary recommended Phase 2 dose(s).

PAS-004 has received orphan-drug designation from the FDA for the treatment of NF1. Our clinical development plan for PAS-004 following the ongoing Phase 1 trial is to advance PAS-004 into a Phase 1b/2 clinical trial in adult NF1-PN patients followed by adolescent and pediatric NF1-PN patients.

Our remaining two programs, PAS-001 and PAS-003, are in the earlier stages of development and are based on novel targets for the treatment of CNS disorders that we believe address limitations in the treatment paradigm of the indications we plan to address, which are currently amyotrophic lateral sclerosis (“ALS”) for our PAS-003 program, and schizophrenia for our PAS-001 program.

Our PAS-003 program aims to develop a proprietary humanized monoclonal antibody (“mAb”) with a mechanism-of-action targeting a5b1 integrin for the treatment of ALS and potentially address other CNS disorders, such as MS and stroke. We believe targeting a5b1 integrin may have a beneficial impact on disease due to modulation of multiple cell types and mechanisms involved in neuroinflammation, which occurs in ALS. We acquired PAS-003 in connection with our acquisition of Alpha-5 Integrin, LLC, a privately held biotechnology company, in June 2022.

On November 9, 2023, we announced that we selected our PAS-003 lead development candidate, a humanized monoclonal antibody with optimal properties that targets α5β1 integrin for the treatment of both sporadic and familial ALS. PAS-003 is now ready for manufacturing and IND-enabling studies.

Our PAS-001 discovery program aims to develop a brain penetrant small molecule targeting the complement component 4A (“C4A”) for the treatment of schizophrenia. Recent findings implicate C4A in synaptic loss (fewer connections between nerve cells), which has been shown to occur in schizophrenia. In humans, structural variation in the complement 4 gene (C4) are an important genetic risk factor for schizophrenia.

During the year ended December 31, 2023, we determined to cease further development of our PAS-002 program for multiple sclerosis (“MS”) due to several factors including the significant capital, resources and time required to develop the program, and the current and projected availability of effective treatment options for MS patients, among others.

Our Strategy

Our mission is to develop innovative therapies to address areas of high unmet medical need, initially in RASopathies and CNS disorders. To achieve our mission, we are executing a near-term strategy with the following key elements:

●	Initiate a first-in-human clinical trial of PAS-004. In December 2023 we received a study may proceed letter from the FDA for our IND and in February 2024 we opened the first clinical site of our first-in-human clinical trial of PAS-004 in patients with MAPK pathway driven advanced solid tumors with a documented RAS, NF1 and RAF mutation or patients who have failed BRAF/MEK inhibition. The objective of the Phase 1 dose escalation study is to assess the safety, tolerability, PK, and PD of PAS-004 as well as to evaluate the preliminary anticancer activity (efficacy) of PAS-004 and to define the preliminary recommended Phase 2 dose. The Phase 1 trial will also evaluate the levels of inhibition of ERK phosphorylation, or pERK. We will utilize this data to help determine PAS-004 dosing for the treatment of NF1-PN patients. We expect to release initial preliminary data as early as the second half of 2024 and expect to complete the trial in the second half of 2025.

●	Advance clinical development of PAS-004 for NF1-PN. The initial indication we plan to seek PAS-004 marketing approval for is the treatment of NF1-PN. Assuming a successful Phase 1 dose escalation study, we plan to advance PAS-004 in 2025 into a Phase 1b/2 clinical trial in adult patients with NF1-PN followed by adolescent and then pediatric NF1-PN patients.

●	Expand utility of PAS-004 for other indications. Based on results from preclinical studies and current understanding of certain disorders, we believe that PAS-004 may have potential for the treatment of other diseases, such as NF1 cutaneous neurofibromas, ALS, Noonan syndrome, LMNA cardiomyopathy and other MAPK-mutation driven cancers. We plan to test PAS-004 in various preclinical models to further demonstrate the potential utility of PAS-004 in additional indications.

●	Expand formulation development for PAS-004. PAS-004 is currently being administered orally in capsule formulation in the ongoing Phase 1 clinical trial. We are currently evaluating additional formulations of PAS-004 including tablets, and liquids in the treatment of adult and pediatric NF1-PN patients respectively. Additionally, we may pursue topical formulation development for other indications where a topical formulation to treat a localized pathology may be indicated, including cutaneous neurofibromas.

●	Maximize the potential of our discovery product candidates with selective use of business development and commercial collaborations. In order to maximize potential value of each of our discovery programs with our limited resources, following lead candidate selection for each of our discovery programs, we plan to seek business development, non-dilutive funding and collaborative opportunities for continued preclinical and clinical development of our discovery product candidates. We plan to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates, which may entail the potential out-licensing of the development and commercialization of our product candidates to larger pharmaceutical organizations, including our lead product candidate PAS-004. Additionally, we plan to establish research collaborations for the continued preclinical and clinical development of our discovery programs. Further, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

In addition, at the level of Ras, the pathway is negatively regulated by several proteins, including neurofibromin, the protein encoded by the NF1 gene. Given its direct regulation of ERK, which directly controls downstream signaling through the MAPK pathway, MEK occupies a pivotal position in this signaling cascade and represents a rational small-molecule therapeutic target for multiple diseases, including RASopathies (such as NF1-PN), CNS indications (such as ALS), cardiomyopathies (such as LMNA cardiomyopathy) and oncology indications, where overactivation of the MAPK pathway contributes to disease onset and/or progression.

Background of MEK Inhibitors

MAPK represents one of the most highly targeted signaling pathways in drug development. Several allosteric inhibitors of MEK 1/2 are currently in clinical development. Three of them are approved by the FDA for various oncological indications, and only one approved for the treatment of children aged two and older with NF1-PN. These MEK inhibitors are selective towards MEK 1/2, as they bind to non-ATP-competitive allosteric sites. We believe a limitation of current FDA approved MEK inhibitors are their high rates of serious drug-related adverse events, reported to occur in many treated patients, which may result in drug intolerability. These MEK inhibitors often require multiple doses per day which provides high maximum concentrations which may result in a higher rate of adverse events.

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

Neurofibramatosis type 1 (NF1) Overview

The initial indication we plan to seek marketing approval for PAS-004 is the treatment of NF1-PN. NF1 is a RASopathy and part of a group of conditions known as neurocutaneous disorders, conditions that affect the skin and the CNS. NF1 is one of the most common genetic disorders, affecting both children and adults. NF1 affects approximately one in 3,000 newborns throughout the world, with approximately 100,000 patients living in U.S. with NF1.

NF1 arises from mutations in the NF1 gene which encodes the tumor suppressor neurofibromin. Loss of NF1 function leads to loss of neurofibromin activity, leading to Ras being locked in its active confirmation, which stimulates MEK, and then ERK activity.

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

Throughout their lifetime, about 30% to 50% of NF1 patients progress to develop plexiform neurofibromas (“PN”), which are tumors that grow in an infiltrative pattern along the peripheral nerve sheath and can cause severe disfigurement, pain and functional impairment. In rare cases NF1-PN may be fatal. NF1-PN are most often diagnosed within the first twenty years of life. These tumors are characterized by aggressive growth, which is typically more rapid during childhood. While NF1-PN are initially benign, these tumors can undergo malignant transformation, leading to malignant peripheral nerve sheath tumors (“MPNST”). NF1 patients have an 8% to 15% lifetime risk of developing MPNST, a diagnosis that carries a 12-month survival rate of under 50%. In addition to MPNST, NF1 patients are at an increased risk of developing other malignancies, including breast cancer and gliomas.

Until recently, the only treatment option for NF1-PN was the surgical removal of the tumors. However, because NF1-PN arise from nerve cells and grow in an infiltrative pattern, it is challenging to successfully resect tumors and surgery can lead to severe comorbidities, such as permanent nerve damage. Patients that are ineligible for surgery or those who have had a recurrence post-surgery are often treated with a variety of off-label therapies. Among these off-label therapies are various systemic treatments, such as chemotherapy and immunotherapy, which have not been shown to consistently confer a clinical benefit. Given that NF1-PN is driven by dysregulation in the MAPK pathway, MEK inhibitors have emerged as the only FDA approved therapy for the treatment of NF1-PN.

Limitations of Current Standard of Care

Koselugo (selumetinib), a MEK inhibitor, was approved by the FDA in 2020 for NF1 pediatric patients two years of age and older who have symptomatic, inoperable plexiform neurofibromas. Koselugo is the only FDA approved drug for the treatment of NF1. Koselugo is also being evaluated in an ongoing Phase 3 clinical trial for the treatment of adult patients with NF1-PN. In addition to Koselugo, we are aware of several other MEK inhibitors in clinical trials for this indication, as well as the off-label use of other drugs, such as bevacizumab, for the treatment of NF1.

We believe that Koselugo and other earlier generation MEK inhibitors approved for indications other than NFI suffer from limitations, such as a challenging dosing schedule, which requires dosing twice a day on an empty stomach, at least one hour before or two hours after a meal. We believe that this creates a significant market opportunity for a next-generation MEK inhibitor that addresses these shortcomings, has a pharmacokinetic and tolerability profile suitable for long-term dosing and that can arrest or reverse tumor growth.

Preclinical Profile and Mechanism of Action of PAS-004

PAS-004 is a next-generation MEK inhibitor that was rationally designed to have a macrocyclic structure by taking into consideration the metabolic liabilities of earlier generation MEK inhibitors. The structure of PAS-004 is distinct from other earlier generation MEK inhibitors as it maintains critical protein/ligand contacts but does not possess a primary alcohol or hydroxamate functionality, a known metabolic liability in earlier generation MEK inhibitors. It is generally observed that macrocyclic scaffolds improve drug-like properties including target binding, selectivity, and oral bioavailability.

PAS-004 has displayed promising PK properties in IND-enabling toxicology studies of both rats and dogs. In these toxicology studies, PAS-004 has demonstrated a half-life of 11.5 hours in rats and 52 hours in dogs. We believe PAS-004’s PK profile and extended half-life compared to other MEK inhibitors allows durable suppression of ERK phosphorylation, critical for clinical responses.

Preclinical Studies Overview

In vitro Preclinical Studies of PAS-004

In a screen of 99 protein kinases, a single high dose of PAS-004 (10 μM) was used to assess kinase inhibition specificity. This assay demonstrated that PAS-004 is a strong inhibitor of only the MEK 1 (~95%) and MEK 2 (>99%) kinases.

In an unpublished preclinical study, the effects of PAS-004 were compared to selumetinib in tests for the ability to inhibit the growth of three NF1 mutant neurofibroma-derived Schwann cell lines, the tumorigenic cell of origin for NF1-PN, and two human wild-type Schwann cell lines. Cells were treated for 48 hours and all PAS-004 treated cell lines showed dose-dependent growth inhibition, with 60-80% growth inhibition in the three neurofibroma-derived NF1 mutant cell lines and less than 20% inhibition of the wild-type cell lines tested. Growth inhibition with PAS-004 was greater than the maximal growth inhibition seen with equivalent doses of selumetinib. In addition, the inhibition did not plateau at the highest doses used in the study, compared to a plateau effect with selumetinib.

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

In vivo Preclinical Studies

In an unpublished preclinical study, the effects of PAS-004 were assessed in the in vivo Colo-205 xenograft tumor model, a common mouse model used for preclinical therapies. Results showed that PAS-004 dosed at 5 mg/kg once daily reduced tumor volume. The magnitude of tumor volume reduction was similar to selumetinib dosed at 25mg/kg, twice daily, as published in Molecular Cancer Therapeutics in 2007.

In an unpublished preclinical pilot study, PAS-004 was tested for tolerability and preliminary biological efficacy in a genetically engineered mouse model of NF1-PN. These mice were engineered to develop plexiform neurofibromas that closely phenocopy the human tumors by four months of age with 100% penetrance. In this pilot study, selumetinib was administered in a parallel group, which served as a positive control. Both PAS-004 and selumetinib were administered as single-agents to six mice per group. PAS-004 was administered at 10 mg/kg once daily and selumetinib was administered at the established maximum tolerated dose of 10 mg/kg, twice daily. Treatment began when the mice reached four months of age and was continued for 12 weeks or until death. Mice were monitored for signs of toxicity, as well as survival. Results demonstrated that both PAS-004 and selumetinib showed similar toxicity profiles and both PAS-004 (p=0.0123) and selumetinib (p=0.0048) significantly reduced the tumor size compared to vehicle-treated mice based on statistical analysis using uncorrected Fisher’s least significant difference.

We believe the results from this preclinical pilot study illustrate that PAS-004 may be effective in reducing tumor burden of NF1-associated plexiform neurofibromas. When administered at 10 mg/kg once daily, PAS-004 and selumetinib, which was dosed at 10mg/kg twice daily, demonstrated similar results. We believe that the longer half-life of PAS-004, as compared to selumetinib, could potentially enhance treatment with superior efficacy by allowing better sustained MEK/ERK signaling inhibition, in addition allowing for greater intervals between dosing such as single daily dose as compared to the required twice daily dosing for selumetinib.

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

PAS-004 was studied in the LMNA-cardiomyopathy LmnaH222P/H222P mouse model, a validated model of cardiomyopathy caused by LMNA mutations in humans. In this study, male mice were orally administered placebo, or PAS-004 at 3 mg/kg/day or PAS-004 at 6 mg/kg/day starting at 14 weeks of age when symptoms of cardiomyopathy were present. Results of this preclinical study were published in Bioorganic & Medicinal Chemistry in 2017 and are summarized as follows:

●	The effects of PAS-004 on phosphorylated ERK 1/2 were studied. Following six weeks of systemic administration, both doses of PAS-004 led to significant decreases in phosphorylated ERK 1/2 relative to total ERK 1/2 in the heart and liver when compared to placebo, whereas only the 6 mg/kg/day group produced a significant decrease in phosphorylated ERK 1/2 relative to total ERK 1/2 in quadricep muscles.

●	The effects of PAS-004 on echocardiographic parameters of the heart that correlate with left ventricular function were studied. Following six weeks of systemic administration, both doses of PAS-004 resulted in significant increases in left ventricular fractional shortening, the percentage the left ventricular diameter decreases with each contraction as compared to placebo.

●	The effects of PAS-004 on cardiac fibrosis were studied. Following six weeks of systemic administration, both doses of PAS-004 resulted in significant decreased fibrosis based on staining with Masson trichrome of fixed sections of left ventricles, when compared to placebo. Results showed that treatment of PAS-004 lead to dose-dependent statistically significant decreases in fibrosis as scored on a histologic scale of 0 to 4 by a pathologist blind to treatment group, when compared to placebo.

●	The effects of PAS-004 on survival were studied. Mice were followed until death or euthanasia. 23 mice treated with placebo had a median survival of 202 days, whereas median survival was 225 days for 17 mice treated with 3 mg/kg/day of PAS-004 and 225 days for 15 mice treated with 6 mg/kg/day of PAS-004. Results showed the median survival based on Kaplan-Meier plots of mice treated with both doses of PAS-004 were statistically significantly (P<0.05) longer than that for mice treated with placebo.

●	A preliminary analysis of potential tissue toxicity of PAS-004 was performed. Following six weeks of systemic administration, serum alkaline phosphatase activity, alanine aminotransferase activity and bilirubin concentration were measured to assess possible hepatic injury and liver function. Serum creatinine and blood urea nitrogen concentrations were also measured as indicators of renal function and serum amylase activity as a marker of pancreatic injury. Results showed that there were no statistically significant differences in any of these parameters between groups. A histopathological evaluation by a pathologist blind to treatment determined there were no consistent or specific abnormalities in liver, kidney or spleen of mice receiving either doses of PAS-004 and no alterations were observed that typically occur with drug toxicity.

In unpublished preclinical in vivo studies, PAS-004 was tested for anti-tumor efficacy in NRAS mutation cancer xenograft models. In the first study, PAS-004 exhibited dose-dependent anti-tumor efficacy in the lung cancer NCI-H1299 cell-line-derived xenograft model. PAS-004 at dose levels of 10 mg/kg and 5 mg/kg, once daily, significantly inhibited tumor growth as compared to vehicle control. The anti-tumor efficacy of PAS-004, when taken at equivalent doses was shown to be superior to that of binimetinib and selumetinib. In the second study, PAS-004 exhibited dose-dependent anti-tumor efficacy in the liver cancer xHepG2 cell-line-derived xenograft model. PAS-004 at dose levels of 10 mg/kg and 5 mg/kg, once daily, produced significant antitumor activities as compared to vehicle control. The anti-tumor efficacy of PAS-004, when taken at equivalent doses was shown to be similar to that of binimetinib and superior to that of selumetinib.

PAS-004 has demonstrated dose-dependent response in vivo across several preclinical cancer, LMNA cardiomyopathy and NF1-PN models.

Toxicology Studies

28-day toxicological studies were performed in both rats and dogs under good laboratory practices (“GLP”) on PAS-004 by Wuxi AppTec (Suzhou) Co., Ltd. and demonstrated a sufficient safety and toxicology profile of PAS-004 to support our IND with the FDA. We are currently conducting long-term toxicological studies in rats and dogs to support chronic dosing of PAS-004.

Completion of GMP-Compliant Manufacturing

In June 29, 2023, we announced the successful completion of manufacturing the GMP-compliant Phase 1 clinical supplies of the active pharmaceutical ingredient (“API”) of our lead product candidate PAS-004. Utilizing this drug substance, we have manufactured the drug product in capsule form that we are utilizing in our ongoing Phase I clinical trial.

Clinical Development Overview

In December 2023 we received a study may proceed letter from the FDA for our IND and in February 2024 we opened the first clinical site of our first-in-human clinical trial of PAS-004 in patients with MAPK pathway driven advanced solid tumors with a documented RAS, NF1 and RAF mutation or patients who have failed BRAF/MEK inhibition. The Phase 1 clinical trial is a multicenter open-label study designed to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of PAS-004 in cancer patients with MAPK pathway driven advanced solid tumors. Approximately 30 to 36 patients will be enrolled across four clinical sites in the U.S. and three clinical sites in Eastern Europe. Patients will be enrolled into dosing cohorts under a modified 3+3 dose escalation study design framework and will sequentially receive one of seven planned dose levels of PAS-004 (2 mg, 4 mg, 6 mg, 9 mg, 12 mg, 15 mg, and 18 mg) to be taken orally. We currently expect to provide initial interim data as early as the second half of 2024 and to complete the Phase 1 trial in 2025.

The Company’s clinical development plan for PAS-004 following the ongoing Phase 1 study is to bridge to a Phase 1b/2 clinical trial in adult and then pediatric patients with NF1-PN and ultimately seek FDA marketing approval of PAS-004 for adult and pediatric NF1-PN patients.

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

While approximately 10% of cases are hereditary, which is known as familial ALS, the large majority of cases (90-95%) are not, which is known as sporadic ALS. While the pathogenesis of ALS is not fully understood, studies have shown that the disease is multifactorial, with several interlinked mechanisms, such as neuroinflammation and neurodegeneration.

ALS often begins with muscle twitching and/or weakness in a limb, however, as the disease progresses, ALS affects control of the muscles needed to move, speak, eat and breathe. As a result, ALS patients develop extensive muscle wasting and atrophy leading to paralysis and ultimately death. The life expectancy is low, with patients living on average three to five years after symptom onset, and the patient´s quality of life is typically poor.

There are currently four FDA approved medications to treat ALS and its symptoms. However, they have been shown to only have modest clinical efficacy. Therefore, despite these therapies, the medical need for new treatments for ALS patients is very high.

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

Integrins are composed by two non-covalently linked alpha and beta subunits. a5b1 integrin, also known as the fibronectin receptor, is a heterodimer consisting of the a5 and b1 subunits. Integrins can be broadly grouped based on ligand specificity. In this classification, integrin a5b1 falls under RGD-recognizing integrins and is known to bind fibronectin, osteopontin, fibrillin, thrombospondin, among others. a5b1 integrin has been shown to play a role in cancer, angiogenesis and in a variety of neurological disorders. a5b1 integrin is a validated drug target supported by the clinical development of anti-a5b1 mAbs by several pharmaceutical companies, including PDL Biopharma, Inc. jointly with Biogen Inc., and Pfizer, Inc., for the treatment of cancer indications.

In a 2018 Nature Neuroscience publication, scientists at the Steinman Laboratory at Stanford University, headed by our Chairman, Prof. Lawrence Steinman, used mass cytometry to identify an upregulation of a5b1 integrin (CD49e) on brain myeloid cells in the mutant SOD1-G93A mouse model of ALS and demonstrated that a5b1 integrin is upregulated on microglia in the CNS as the disease progresses. Additional preclinical studies have shown that a5b1 integrin is also elevated on macrophages in the periphery and suggest a role for mast cells which also express high level of a5b1 integrin.

In August 2023, we announced the publication of a study in the peer-reviewed journal Proceedings of the National Academy of Sciences (PNAS) that presented new findings related to PAS-003 from an interdisciplinary collaboration of scientific teams from the Company, the Mayo Clinic, and Oregon Health & Science University, combining results from human post-mortem tissues from ALS patients and tissue samples from the SOD1-G93A mouse model of ALS (“SOD1-G93A”), the most phenotypically relevant preclinical model for ALS.

We have shown an upregulation of a5b1 integrin in the human brain motor regions but not in sensory regions in ALS and that a5b1 expression increases with disease progression in both mouse models of ALS and human ALS patients. Furthermore, we shown that treatment with a monoclonal antibody targeting a5b1 leads to increase survival and improved motor function in SOD1-G93A mouse model of ALS.

We believe these findings suggest that a5b1 integrin in implicated in the pathophysiology of ALS and that targeting a5b1 integrin may provide a treatment for ALS. We have repeated preclinical studies in over 250 animals, using the SOD1-G93A and TDP-43rNLS8 ALS models, and have consistently demonstrated that anti-a5b1 mAb treatment improved motor function on behavioral testing and increased survival in SOD-G93A transgenic mice, as compared to an isotype control.

We believe these preclinical results demonstrate that targeting a5b1 integrin has the potential to be a new therapy that could improve outcomes for all ALS patients. In November 2023, we announced that we selected our PAS-003 lead development candidate, a humanized mAb with optimal properties that targets α5β1 integrin for the treatment of both sporadic and familial ALS. PAS-003 is now ready for manufacturing and IND enabling studies.

PAS-001

Schizophrenia Overview

Schizophrenia is a chronic and disabling psychiatric illness characterized by positive psychotic symptoms, such as delusions and hallucinations, negative symptoms, such as social withdrawal and amotivation, and impairment in cognitive domains, including attention, working memory, verbal learning and executive function. According to the World Health Organization (“WHO”) schizophrenia affects up to 24 million people in the world. Schizophrenia has a low lifetime prevalence of about 1%, however the burden of the disease is substantial. Schizophrenia is a leading cause of adult disease burden and has been ranked 12th in the top global causes of disability for the last decade, leading to substantial healthcare and societal costs, with annual associated costs in the U.S. estimated to be more than $150 billion.

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

Scientific Background and Rationale for Targeting C4A for the treatment of Schizophrenia

The complement system is a group of proteins found in both the blood and the CNS. In the brain, the complement system plays in almost every aspect of normal brain development, including neurogenesis, neuronal migration and synaptic refinement, and is now also recognized as a signaling cascade that facilitate microglial removal of synapses. Microglia are phagocytes residing in the CNS. Unlike other phagocytes, which primarily function in immunity, microglia are heavily involved in shaping and supporting brain tissue and are key modulators of neuronal development. There are nine major complement proteins, labeled C1 through C9. Complement protein C4 is the only complement protein that has two different isotypes encoded by two different genes: C4A and C4B.

According to the synaptic pruning hypothesis, schizophrenia is thought to arise from a faulty pruning process and excessive synaptic elimination.

The largest genome-wide association study (GWAS) in schizophrenia in 2014 identified 128 independent associations spanning 108 conservatively defined loci that meet genome-wide significance. The most strongly associated GWAS locus is located in the extended Major Histocompatibility Complex (MHC) region on chromosome 6. This locus contains multiple copies of two closely related genes that codes for variants of C4: C4A and C4B. Their analyses revealed that C4A copy numbers, as well as other structural variance leading to increased C4A mRNA expression, to a large degree explained schizophrenia risk originating from this locus. This variant remains the strongest polygenic risk factor for schizophrenia identified to date, making C4A the first gene linked to a specific mechanism underlying the disease. Importantly, schizophrenia risk was not influenced by copy numbers of the closely related C4B gene.

Animal models of increased C4A expression show reduced levels of synaptic proteins and increased phagocytosis of synaptic terminals by microglia. Moreover, preclinical models showed C4A overexpression leads to reduced neurotransmission in prefrontal cortical neurons, reduced social interaction and impaired memory, which mimic similar abnormalities seen in schizophrenia patients. Finally, excessive microglial synapse elimination has been observed in schizophrenia patient-derived neural cultures. Post-mortem brain analyses showed that C4A is expressed at significantly higher levels in people with schizophrenia than controls. C4A levels in cerebro-spinal fluid (“CSF”) have shown to be elevated in patients with schizophrenia relative to matched controls and correlates with CSF measurements of synapse density. C4A levels have also been found to be elevated in plasma in schizophrenia, and higher levels predict poorer outcomes in first episode patients.

Several other studies in scientific journals have also reported increased complement gene expression, protein concentration, and overall activity in the serum or plasma of schizophrenia cases compared to controls. Further, a 2020 study published in Brain, Behavior and Immunity, found that C4A was overexpressed in the dorsolateral prefrontal cortex, parietal cortex, superior temporal gyrus and associative striatum of patients with schizophrenia and that C4A expression was not altered in the peripheral tissues of schizophrenia patients. Further, the study found lifelong C4Aoverexpression in the brain of schizophrenia patients. Taken together, this evidence has led to the hypothesis that C4A may play an important role in the pathophysiology of schizophrenia.

We are currently developing a brain-penetrant small molecule able to down regulate C4A, for the systemic treatment of schizophrenia. To our knowledge, no other company is exploring this potentially important target. The initial development work and screening is currently being conducted by Evotec, utilizing Evotec’s integrated research and development expertise and state-of-the-art structure-based drug design techniques. Our goal is to continue screening and proceeding with early development of PAS-001 while seeking partnerships and/or collaborators to support further development of the program including preclinical studies.

Tender Offer

On July 20, 2023, we announced that our Board authorized the repurchase of up to approximately 285,000 shares of our outstanding Common Stock at a cash purchase price of $14.00 per share, through a $4.0 million tender offer (the “Tender Offer”). We launched the Tender Offer on August 9, 2023 and it was completed on September 8, 2023.

On September 14, 2023, we disclosed that a total of 266,171 shares of Common Stock (the “Tender Offer Shares”) were validly tendered and not properly withdrawn at a purchase price of $14.00 per share for an aggregate purchase price of $3,726,416, including fees and expenses of $150,000 relating to the Tender Offer. As a result of the Tender Offer, we had 1,040,749 shares of Common Stock outstanding immediately following the closing of the Tender Offer. The Tender Offer Shares were retired and cancelled following the closing of the Tender Offer.

Acquisitions

Alpha-5 Integrin Therapeutics, LLC

On June 21, 2022, we entered into a Membership Interest Purchase Agreement (the “Alpha-5 Agreement”) with PD Joint Holdings, LLC Series 2016-A and Prof. Lawrence Steinman (the “Alpha-5 Sellers”), pursuant to which we purchased from the Alpha-5 Sellers all of the issued and outstanding equity of Alpha-5 Integrin, LLC, a Delaware limited liability (“Alpha-5”). The Alpha-5 Sellers were the sole title and beneficial owners of 100% of the equity interests of Alpha-5. In consideration of the equity of Alpha-5, the Alpha-5 Sellers received (i) an aggregate of 163,044 shares (the “Alpha-5 Shares”) of our Common Stock, (ii) warrants to purchase 50,000 shares of our Common Stock at an exercise price of $37.60 per share (the “Alpha-5 Warrants”), and (iii) contingent earn-out payments of an aggregate of 2% to 4% of net sales generated from the sale of a drug currently in development by Alpha-5.

Prof. Lawrence Steinman, one of the Alpha-5 Sellers, is our Executive Chairman and Co-Founder, and as such is considered a related party. The terms of the Alpha-5 Agreement were approved by (i) the disinterested members of the audit committee (“Audit Committee”) of our board of directors (the “Board”) and (ii) the disinterested members the Board, under the Company’s related party transaction policy.

In connection with the Alpha-5 Agreement, each of the employees of Alpha-5 entered into employment agreements with the Company.

AlloMek Therapeutics, LLC

On October 11, 2022, we entered into a Membership Interest Purchase Agreement, dated October 11, 2022 (the “AlloMek Agreement”), by and among the Company, AlloMek Therapeutics, LLC, a Delaware limited liability company (the “AlloMek”), the persons listed on Schedule 1.1 thereto (each individually a “AlloMek Seller” and collectively, “Sellers”), and Uday Khire, not individually but in his capacity as the representative of Sellers (the “AlloMek Representative”), pursuant to which we purchased all of the issued and outstanding equity of AlloMek. The AlloMek Sellers were the sole title and beneficial owners of 100% of the equity interests of AlloMek. In consideration of the sale of the equity of AlloMek, the AlloMek Sellers received (i) an aggregate of 135,000 shares of our Common Stock, (ii) warrants to purchase an aggregate of 50,000 shares of our Common Stock (the “AlloMek Warrants”) at an exercise price of $37.60 per share, which may be exercised on a cashless basis, for a period of five years commencing on the date of issuance, (iii) a cash payment in the amount of $1.05 million, (iv) the right to certain milestone payments in an amount up to $5.0 million, and (v) the right to contingent earn-out payments ranging from 3% to 5% of net sales of the Drug currently in development (as defined in the AlloMek Agreement) depending on the amount of such net sales in the applicable measurement period.

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

PAS-004

Companies with FDA approved MEK inhibitors include: GSK plc, which received FDA approval for Mekinist (trametinib), that was subsequently sold to Novartis AG; Pfizer Inc., which received FDA approval for Mektovi (binimetinib); Genentech, Inc., a member of the Roche Company, which received FDA approval for Cotellic (cobimetinib); and AstraZeneca PLC and Merck & Co., Inc., which received FDA approval for Koselugo (selumetinib).

Koselugo (selumetinib) marketed by AstraZeneca PLC is currently the only FDA approved therapy for the treatment of pediatric NF1-PN patients, while Mekinist, Mektovi, and Cotellic are approved for certain oncology indications.

We are aware that other companies are, or may be, developing products for NF1-PN, including, but not limited to, Springworks Therapeutics, Inc., Array BioPharma Inc. (a subsidiary of Pfizer), Chia Tai Tianqing Pharmaceutical Group Co., LTD, Infixion Bioscience, Inc., NFlection Therapeutics, Inc., Novartis International AG, and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy.

In March 2024, Springworks Therapeutics, Inc. announced that it initiated a rolling submission of a New Drug Application (“NDA”) to the FDA for mirdametinib, an investigational MEK inhibitor, in pediatric and adult patients with NF1-PN.

There are other MEK inhibitors in various stages of clinical trials for multiple indications, including various cancers and NF1-PN. Additionally, there are other FDA approved small molecule therapeutics that target the MAPK signaling pathway.

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

PAS-004

For PAS-004, we have issued patents titled “Novel MEK inhibitors, useful in the treatment of diseases” that have claims directed to composition of matter and methods of use, and includes granted patents in the United States, Australia, Canada, China, Germany, Spain, France, Italy, Great Britain, India and Japan, that are expected to expire in October of 2030 (without consideration of patent term adjustment (“PTA”) and patent term extension (“PTE”)). We have a pending application directed to solid forms of PAS-004 including claims directed to polymorphic forms and methods of use. We also have a pending application directed to stereoisomers of PAS-004 that have claims directed to composition of matter and methods of use. Patents that may issue in these families will have a statutory expiration date of 2045 (without consideration of PTA and PTE).

PAS-003

For PAS-003, we have pending patent applications in two patent families. The first patent family has claims directed to monoclonal antibodies. The second patent family has claims directed to humanized monoclonal antibodies. Patents that may issue worldwide in these families will have a statutory expiration date in May of 2042 to November 2043 (without consideration of PTA and PTE).

Grant Agreements

FightMND Grant

In connection with the acquisition of Alpha-5, we legally assumed rights under a three-year grant agreement with FightMND, a not-for-profit Australian charity, which was entered into by Alpha-5 on September 23, 2021. FightMND supports preclinical research, development and assessment of therapeutics for Motor Neuron Disease/Amyotrophic Sclerosis. Under the grant agreement, we are entitled to reimbursements for costs incurred up to $967,010 AUD for research related to a monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. During the year ended December 31, 2023, there was no grant income.

Manufacturing

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials in accordance with the FDA’s cGMP regulations, and we intend to continue to do so in the future. For PAS-004, we currently work with one contract manufacturing organization (“CMO”) for GMP materials, WuXi STA, a subsidiary of WuXi AppTec (“Wuxi”) for the manufacture of PAS-004 drug substance and plan to utilize Wuxi for the manufacture of drug product for our clinical trials. We do not own or operate, and currently have no plans to establish, any manufacturing facilities.

The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Replacement of any of our CMOs would require us to qualify new manufacturers and negotiate and execute contractual agreements with them. If any of our supply or service agreements with our existing CMOs are terminated, we may experience delays and additional expenses in the completion of the development of and obtaining regulatory approval for our product candidates. To mitigate the risks above we utilize outside CMC consultants with pharmaceutical development and manufacturing experience to assist with the management of the relationships with our CMO.

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

Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.  If we are unable to obtain sufficient quantities of our products candidates or receive raw materials in a timely manner, we could be required to delay our ongoing clinical trials and seek alternative manufacturers, which could be costly and time-consuming.

We currently engage CMOs on a ‘‘fee for services’’ basis based on the needs of our current development plans.

Employees & Human Capital

As of December 31, 2023, we had 8 full time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

U.S. Government Regulation

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations.  In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as monoclonal antibodies and gene therapy products, are approved for marketing under provisions of the Public Health Service Act ("PHSA") via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs.  Drugs and biologics are also subject to other federal, state and local statutes and regulations. Accordingly, we have and plan to continue to investigate our products through the IND framework and seek approval through the NDA and BLA pathways. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product marketing exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Post-Approval Requirements

Once an NDA or BLA is approved, maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register the establishments where the approved products are made with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP and other laws. Rigorous and extensive FDA regulation of products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After an NDA or BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Hatch-Waxman Amendments and Exclusivity

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve.

The FDA also cannot approve an ANDA or 505(b)(2) application until all applicable non-patent exclusivities listed in the Orange Book for the branded reference drug have expired. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug containing an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule responsible for the drug substance’s physiological or pharmacologic action. During that five-year exclusivity period, the FDA cannot accept for filing (and therefore cannot approve) any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA that relies on the FDA’s approval of the drug, provided that that the FDA may accept an ANDA four years into the NCE exclusivity period if the ANDA applicant also files a Paragraph IV certification.

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

The BPCIA includes, among other provisions:

●	A 12-year exclusivity period from the date of first licensure, or BLA approval, of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;

●	A four-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and

●	An exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars.

The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

The BPCIA is complex and its interpretation and implementation by the FDA remains unpredictable. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

Failure to comply with the applicable U.S. requirements after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

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

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures.

●	Centralized Procedure (regulated in Regulation (EC) 726/2004). Under the Centralized Procedure a so-called Community Marketing Authorization is issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”). The Community Marketing Authorization is valid throughout the entire territory of the European Economic Area (“EEA”) (which includes the 27 Member States of the EU plus Norway, Liechtenstein and Iceland). The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

●	Cooperative Authorization Procedures (regulated in Directive 2001/83/EC and implemented into Member States’ national law). There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:

●	Decentralized Procedure. Using the Decentralized Procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the Decentralized Procedure the applicant chooses one country as Reference Member State. The regulatory authority of the Reference Member State will then be in charge of leading the assessment of the marketing authorization application.

●	Mutual Recognition Procedure. In the Mutual Recognition Procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

●	Furthermore, there is the option to obtain a national authorization in just one Member State.

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

In order to market a medicinal product in the United Kingdom, a license or marketing authorization must be obtained from the MHRA The United Kingdom legislation includes multiple assessment routes for applications for medicinal products, including a 150-day national assessment or a rolling review application. Further, and for a transitional period until December 31, 2022, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure. In addition, the MHRA has the power to have regard to marketing authorizations approved in EU member states.

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

●

We rely on third parties to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials and/or regulatory submissions.

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

We are a clinical-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $16.0 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $35.3 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, as well as to intellectual property.

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

At December 31, 2023, we had cash and cash equivalents of approximately $16.3 million. We have incurred continuing losses including a net loss of $16.0 million for the year ended December 31, 2023. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

As of December 31, 2023, we had approximately $24.3 million of federal and $11.6 million of state net operating loss carryforwards (“NOLs”), available to offset future taxable income. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows.

Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the ongoing conflict between Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair our ability to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, any further deterioration in the macroeconomic economy or financial services industry, could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

We have incurred and expect to continue to incur increased labor costs and experience staffing challenges. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher-than-normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including, without limitation, our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our choice of product candidates and our development plans for our product candidates are subject to change based on a variety of factors, some of which may be out of our control, and if we abandon development of a product candidate we may not be able to develop or acquire a replacement product candidate.

We may determine to abandon the development of one or more of our product candidates, or we may change the prioritization of the development of certain product candidates, or we may select or acquire and prioritize the development of new product candidates. Our choice and prioritization of product candidates for development will be influenced by a variety of factors, including but not limited to:

●	the amount of capital the amount of capital that we will have for our development programs and our projected costs for those programs;

●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

●	product candidates may not be effective in treating their targeted indications;

●	product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and/or achieve market acceptance;

●	our analysis of market demand and market prices for the products we plan to develop could lead us to conclude that market conditions are not favorable for receiving an adequate return on our investment in product development and commercialization;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

●	The regulatory pathway for a potential product candidate is too complex and difficult to navigate successfully or economically.

Furthermore, given the nature of our business, the biopharmaceutical industry in general and the uncertainty and costs associated with developing and commercializing our product candidates within a complicated and costly regulatory environment, our goals, plans and assumptions with respect to our product candidates may evolve or change. For example, we may not continue to emphasize, focus our research and development efforts on or direct resources to certain of our product candidates, and we may shift our focus and resources to our other current or future product candidates. Any such change in our business strategy could harm our business, cause uncertainty or confusion in the marketplace or harm the clinical prospects of our product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities, or we may decide to abandon the development or commercialization of a product candidate altogether.

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

Approval may be delated or denied because we cannot satisfy FDA’s Chemistry, Manufacturing and Control Requirements.

Formulation and manufacturing of biologic products such as ours is complex and expensive. Our BLAs must include information about the chemistry and physical characteristics of our products, and we must demonstrate that we have a reliable process for manufacturing the products in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the biologic, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life. If we are unable to successfully complete any of these complex steps, approval of our biologic may be delayed or denied.

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

Our planned clinical trials are expected to be expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or, in the case of the European Medicines Agency (the “EMA”), a clinical trial application (a “CTA”), will result in the FDA or EMA allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in obtaining required IRB approval at each clinical trial site;

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including, but not limited to, after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments in trials conducted by competitors that raise FDA or EMA concerns about risk to patients broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays or difficulties resulting from public health crises, including the COVID-19 pandemic;

●	delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;

●	failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, requirements, or applicable EMA or other regulatory guidelines in other countries;

●	occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the cost of clinical trials of our product candidates being greater than we anticipate;

●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity, and potency, and efficacy in humans. To meet these requirements we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of public health crises, such as the COVID-19 pandemic or the conflict between Russia and Ukraine and the conflict between Israel and Hamas, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

If, for any reason, our CMOs are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our ingredients or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Our inability to coordinate the efforts of our third-party manufacturing partner(s), or the lack of capacity available at our third-party manufacturing partner(s), could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partner(s), we could experience significant interruptions in the supply of any of our product candidates if we decide to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer, including Wuxi, could be disruptive to our operations and delay development of our product candidates. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our product candidates and, if approved, products.

In addition, we currently rely on foreign CROs and CMOs, including WuXi, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Most recently, in February 2024, U.S. lawmakers have called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

The price of our Common Stock and Warrants may be volatile, and you could lose all or part of your investment.

The market price of our Common Stock and Warrants are highly volatile and for the year ended December 31, 2023, the market price of our Common Stock ranged from $5.60 to $14.62 per share and the market price of our Warrants ranged from $0.08 to $1.31. The recent fluctuations in our trading price and future trading in our Common Stock and Warrants may be subject to wide fluctuations in response to a variety of factors, including the following:

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

We could be negatively affected as a result of the actions of activists or hostile shareholders.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. Stockholder activism requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

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

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting.  If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and Warrants.

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

During the year ended December 31, 2023, we identified a material weakness in our financial reporting related to certain tax disclosures in Note 10 to our financial statements, as set forth in Item 9A of this Annual Report on Form 10-K. As of the date hereof, we have commenced procedures to remediate the material weakness. We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate. However, this material weakness will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

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

Our second amended and restated certificate of incorporation (“Certificate of Incorporation”), and our amended and restated bylaws (“Bylaws”) contain provisions that could depress the market price of our securities by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:

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

As of March 23, 2024, our officers, directors and principal stockholders, beneficially own, in the aggregate, approximately 30.4% of our outstanding Common Stock. Accordingly, these stockholders, if acting together, may have the ability to impact the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons may have the ability to influence the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our securities by:

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

In light of the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar, the British pound and the Euro, may adversely affect us. Although we are based in the United States, we had operations in the United Kingdom. As a result, our business may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period and the price of our Common Stock and Warrants. Currently, we do not have any exchange rate hedging arrangements in place.

Failure to comply with The Nasdaq Global Market continued listing requirements may result in our Common Stock and/or Warrants being delisted from The Nasdaq Global Market.

On January 19, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff (the “Staff) of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until July 18, 2023, to regain compliance with the Minimum Bid Price Requirement. On July 19, 2023, we received a letter from Nasdaq advising that we had been granted a 180-day extension to January 15, 2024, to regain compliance with the Minimum Bid Price Requirement.

On December 19, 2023, we held our 2023 Annual Meeting at which our stockholders approved the adoption and approval of an amendment to our Charter to effect the Reverse Stock Split which became effective on January 2, 2024.

On January 17, 2024, we received a letter from Nasdaq stating that our Common Stock had maintained a closing bid price at or above $1.00 per share for a sufficient number of consecutive business days to regain compliance with the Minimum Bid Price Requirement, and that the matter was closed.

There can be no assurance that we will continue to maintain compliance with the Minimum Bid Price Requirement or maintain compliance with the other Nasdaq listing requirements. If the price of our Common Stock were to again decline to a price whereby we are in violation of the Minimum Bid Price Requirement, the market may perceive a decision to effect an additional reverse stock split as a negative indicator of our future prospects, and as a result, the price of our Common Stock may fail to regain compliance with the Minimum Bid Price Requirement after any such additional reverse stock split. A delisting could substantially decrease trading in our Common Stock and/or Warrants, adversely affect the market liquidity of our Common Stock and/or Warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our Common Stock and/or Warrants may decline further, and stockholders may lose some or all of their investment.

Risks Related to Our Discontinued Clinics Segment

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

As of December 31, 2023, we have discontinued all operations of our Clinics segment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee, collaborator and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards and routine review of our policies and procedures to identify risks and refine our practices. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

The Audit Committee of our Board provides direct oversight over cybersecurity risk, and provides updates to the Board of Directors regarding such oversight, when and if appropriate. Management provides periodic updates to the Audit Committee regarding cybersecurity matters including significant new cybersecurity threats or incidents, when and if appropriate.

We use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

We believe that our facilities are generally in good condition and suitable to operate our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “KTTA.”

Holders of Record

As of March 23, 2024, we had 40  holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board.

Issuer Repurchases of Equity Securities

On July 20, 2023, we announced that our Board authorized the repurchase of up to approximately 285,000 shares of our outstanding Common Stock at a cash purchase price of $14.00 per share, through a $4.0 million tender offer (the “Tender Offer”). We launched the Tender Offer on August 9, 2023 and it was completed on September 8, 2023.

On September 14, 2023, we disclosed that a total of 266,171 shares of Common Stock (the “Tender Offer Shares”) were validly tendered and not properly withdrawn at a purchase price of $14.00 per share for an aggregate purchase price of $3,726,416, including fees and expenses of $150,000 relating to the Tender Offer. As a result of the Tender Offer, we had 1,040,749 shares of Common Stock outstanding immediately following the closing of the Tender Offer. The Tender Offer Shares were retired and cancelled following the closing of the Tender Offer.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the fiscal year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Overview

We are a biotechnology company primarily focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and RASopathies. Our primary operations are focused on developing our lead therapeutic candidate, PAS-004, a next-generation macrocyclic MEK inhibitor for potential use in a range of indications, including neurofibromatosis type 1--associated plexiform neurofibromas and certain oncology indications that we acquired from AlloMek Therapeutics, LLC (“AlloMek”) in October 2022.

In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter from the FDA for our Phase 1 multicenter, open-label trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. The Company is currently conducting the Phase 1 clinical trial. Our clinical development plan for PAS-004 following the Phase 1 study is to begin a Phase 1b/2 clinical trial in neurofibromatosis type 1 (NF1)-associated plexiform neurofibroma pediatric and adult patients.

We are also focused on the development of our discovery programs through lead identification of drug candidates, including PAS-003, a monoclonal antibody targeting a5b1 integrin for the treatment of ALS and PAS-001, a small molecule targeting the complement component 4A(C4A) gene for the treatment of schizophrenia.

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

During the year ended December 31, 2023, we discontinued our support services to anti-depression clinics in the U.K. and related at-home services in New York, NY. We also discontinued our clinical operations in Los Angeles, CA and disposed of the related property. Accordingly, as of December 31, 2023, we have discontinued the operations of our support services to clinics provided by our subsidiaries and remain focused on the research and development of our therapeutic product candidates.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. Although we anticipate a decline in the rate of inflation in 2024, we expect inflation to continue to have a negative impact throughout 2024, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Reverse Stock Split

On December 28, 2023, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation reflecting a one-for-20 Reverse Stock Split of our issued and outstanding shares of Common Stock which became effective at 12:01 a.m. Eastern Time on January 2, 2024. As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock, with a corresponding reduction in the number of authorized shares of Common Stock from 495,000,000 to 100,000,000. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share instead received a cash payment (without interest) equal to such fraction multiplied by the average of the closing sales prices of Common Stock on The Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split (with such average closing sales prices adjusted to give effect to the Reverse Stock Split). All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, convertible debt and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

The accompanying consolidated financial statements reflect the Reverse Stock Split. All share and per share information data herein that relates to our Common Stock prior to the effective date has been retroactively restated to reflect the Reverse Stock Split.

Results of Operations

Years Ended December 31, 2023 and 2022

Our financial results for the years ended December 31, 2023 and 2022 are summarized as follows:

	For the years ended December 31,
	2023	2022	Change	% Change
General and administrative	$7,878,596	$9,923,544	$(2,044,948)	(20.6)%
Research and development	8,100,765	2,665,427	5,435,338	203.9%
Loss from operations	(15,979,361)	(12,588,971)	(3,390,390)	26.9%
Other income, net	471,613	861,086	(389,473)	(45.2)%
Net loss from continuing operations	(15,507,748)	(11,727,885)	(3,779,863)	32.2%
Net loss from discontinued operations, net of tax	(453,910)	(2,208,567)	1,754,657	(79.4)%
Net loss	$(15,961,658)	$(13,936,452)	$(2,025,206)	14.5%

General and Administrative

General and administrative expenses decreased by approximately $2.0 million, or 21%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by (i) a decrease of $1.6 million in professional fees associated with being a public company and non-recurring corporate communication costs associated with a dissident shareholder campaign that were incurred in 2022, of which approximately $1.2 million was related to public relations and communications, approximately $236,000 was related to investor relations, research, and other professional fees, and approximately $171,000 was related to the transfer agent and proxy fees (ii) a decrease in consulting and legal fees of approximately $1.6 million due to the non-recurring costs of a dissident shareholder campaign, litigation settlements, hiring of contractors, and the acquisition of Alpha-5 during 2022, (iii) a decrease in accounting and valuation fees of approximately $159,000 due to higher fees related to the acquisition in 2022, offset by (iv) an increase of approximately $655,000 in personnel expenses related to the hiring of employees, (v) an increase of approximately $278,000 in non-cash expenses, primarily related to the amortization of intangible assets, (vi) an increase of approximately $388,000 in office and other expenses related to director fees, insurance, IT administration, utilities, travel, and (business development.

We expect general and administrative expenses to decrease in fiscal year 2024 as compared to fiscal year 2023 due to the non-recurring expenses that were incurred in 2023 related to the unsolicited, non-binding proposal to acquire all outstanding shares of the Company from a third party and the tender offer we completed in September 2023.

Research and Development

Research and development expenses for the years ended December 31, 2023 and 2022 relates to activities primarily focused on the development of PAS-001, PAS-003 and PAS-004.

Research and development expenses increased by approximately $5.4 million, or 204%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is due to the expansion of our drug development activities related to the research of our product candidates, the manufacturing and clinical development of PAS-004, and increased consulting fees.

We expect research and development expenses to increase in fiscal year 2024 as compared to fiscal year 2023 primarily due to the clinical development of PAS-004 as well as PAS-004 CMC activities.

Other Income, Net

For the year ended December 31, 2023, other income, net decreased by approximately $389,000, or 45%, as compared to the year ended December 31, 2022. The decrease was primarily driven by a $1.8 million decrease in gains associated with changes in the fair value of our warrant liabilities, offset by interest and dividends of approximately $415,000 during the year ended December 31, 2023 that did not occur in the prior year and non-recurring litigation settlements of $1.0 million paid during the year ended December 31, 2022.

Discontinued Operations

During the year ended December 31, 2023, we discontinued our support services to anti-depression clinics in the U.K. and related at-home services in New York, NY. We also discontinued our clinical operations in Los Angeles, CA and disposed of the related property. Accordingly, as of December 31, 2023, all activity related to our discontinued subsidiaries is included in Net loss from discontinued operations, net of tax in the statements of operations.

Working Capital

	As of December 31,
	2023	2022
Current assets	$16,692,154	$33,913,231
Current liabilities	2,634,040	1,641,755
Working capital	$14,058,114	$32,271,476

Working capital decreased by $18.2 million between December 31, 2023 and December 31, 2022 due primarily to cash used to repurchase shares of our Common Stock in the Tender Offer and to fund operations for the year ended December 31, 2023.

Liquidity and Capital Resources

	Year Ended December 31,
	2023	2022
Net loss	$(15,961,658)	$(13,936,452)

Net cash used in operating activities	(12,814,133)	(11,894,567)
Net cash provided by (used in) investing activities	75,199	(2,299,699)
Net cash used in financing activities	(3,726,416)	(3,206,244)
Effect of foreign currency translation	(3,991)	9,900
Net cash used in discontinued operations	(287,471)	(2,423,489)

Decrease in cash and cash equivalents	$(16,756,812)	$(19,814,099)

Cash and cash equivalents decreased by approximately $16.8 million for the year ended December 31, 2023 compared to a decrease of approximately $19.8 million for the year ended December 31, 2022, which was primarily attributable to cash used to repurchase shares of our common shares in the Tender Offer during the year and cash used to fund operations, partially offset by a decrease of approximately $287,000 in net cash used in discontinued operations, compared to a decrease of approximately $2.4 million during the year ended December 31, 2022.

Liquidity & Capital Resources Outlook

As of December 31, 2023, we had approximately $16.3 million in operating bank accounts and money market funds, with working capital of approximately $14.1 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placement we consummated in November 2021 and the receipt of cash upon the prior exercise of our outstanding warrants. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this annual report, without raising additional capital.

Our primary use of cash is to fund operating expenses, primarily general and administrative and research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

Contractual Obligations

See Note 13 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Management also regularly makes estimates related to the recoverability of long-lived assets; the fair values and useful lives of intangible assets acquired in business combinations; the potential impairment of goodwill; and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the consolidated financial statements. As appropriate, the Company obtains reports from third-party valuation experts to inform and support estimates related to fair value measurements.

For additional information on critical accounting estimates, see Note 2 to the consolidated Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part II, Item 8, of this Annual Report on Form 10-K.

New Accounting Standards

For discussion of new accounting standards, see Note 2 to the consolidated Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part II, Item 8, of this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2023, or the Evaluation Date.

Based upon their evaluation and due to the material weakness cited below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the Evaluation Date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2023, due primarily to the material weakness described below.

Notwithstanding the material weakness described below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. Generally Accepted Accounting Principles. The material weakness did not result in any restatements of consolidated financial statements previously reported by us, nor were there any changes to previously released financial results.

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

Material Weakness in Internal Control Over Tax Provision Disclosure

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit process related to our fiscal year ended December 31, 2023, management, in connection with our independent auditors, identified a material weakness in our controls related to the review of the annual income tax provision prepared by a third-party firm. Specifically, we did not maintain effective controls to sufficiently review the completeness and accuracy of the annual tax provision in Note 10 to our financial statements (the “Tax Provision Disclosure”). Based on our review, we failed to identify an error in our disclosures of our net operating losses carryover of approximately $6.5 million in federal and $3.8 million in state net operating losses. Our independent auditors identified, and we corrected the error prior to the inclusion of the Tax Provision Disclosure in the financial statements included in this Annual Report on Form 10-K. We did not record an audit adjustment, the error  did not impact any balance sheet items, and there was no need to change our income tax position as we continue to maintain a full valuation allowance against our net operating losses. This material weakness was isolated to the review and confirmation of the Tax Provision Disclosure.

Remediation of Material Weakness

As disclosed above, we utilized a third-party firm to prepare the Tax Provision Disclosure. However, due to the size of our operations and resource constraints, we did not perform a sufficient review of third-party materials prepared with respect to the Tax Provision Disclosure. Management believes that the best remediation plan for the material weakness is creating processes to ensure a thorough review of all materials and schedules prepared by third parties with respect to the Tax Provision Disclosure. Further, management intends to engage a tax professional to prepare and review any Tax Provision Disclosures. Remediation efforts have begun, as management has retained a tax professional who will prepare and review the Company’s Tax Provision Disclosure going forward. Management believes the involvement of the tax professional will provide sufficient remediation in future periods and management will continue to evaluate the appropriate level of staffing to ensure adherence to the controls over Tax Provision Disclosures.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate. However, this material weakness will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, despite our efforts.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the fiscal quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of March 23, 2024, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Dr. Tiago Reis Marques	47	Chief Executive Officer and Director
Daniel Schneiderman	46	Chief Financial Officer
Dr. Graeme Currie	57	Chief Development Officer
Non-Employee Directors
Prof. Lawrence Steinman	76	Executive Chairman and Co-Founder
Simon Dumesnil (1)(2)(3)	47	Director
Dr. Emer Leahy (1)(2)(3)	58	Director
Alfred Novak (1)(2)(3)	76	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Daniel Schneiderman (Chief Financial Officer) is an experienced finance executive with over 24 years of experience in the areas of capital markets and finance operations. Mr. Schneiderman has served as our Chief Financial Officer since October 11, 2022 and as a consultant to the Company from July 1, 2022 through October 10, 2022. Prior to joining the Company, from January 2020 through February 2022 Mr. Schneiderman served as Chief Financial Officer of First Wave BioPharma, Inc. (Nasdaq: FWBI), a clinical stage biopharmaceutical company specializing in the development of targeted, non-systemic therapies for gastrointestinal (GI) diseases. Prior to joining First Wave, from November 2018 through December 2019, Mr. Schneiderman served as Chief Financial Officer of Biophytis SA, (ENXTPA: ALBPS; Nasdaq: BPTS) and its U.S. subsidiary, Biophytis, Inc., a European-based, clinical-stage biotechnology company focused on the development of drug candidates for age-related diseases, with a primary focus on neuromuscular diseases. From February 2012 through August 2018, Mr. Schneiderman served as Vice President of Finance, Controller and Secretary of MetaStat, Inc. (OTCQB: MTST), a publicly traded biotechnology company with a focus on Rx/Dx precision medicine solutions to treat patients with aggressive (metastatic) cancer. From 2008 through February 2012, Mr. Schneiderman was Vice President of Investment Banking at Burnham Hill Partners LLC, a boutique investment bank providing capital raising, advisory and merchant banking services primarily in the healthcare and biotechnology industries. From 2004 through 2008, Mr. Schneiderman served in various roles and increasing responsibilities, including as Vice President of Investment Banking at Burnham Hill Partners, a division of Pali Capital, Inc. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co., Inc. in 2004 as an investment banking analyst. Mr. Schneiderman holds a bachelor’s degree in economics from Tulane University.

Dr. Graeme Currie, Ph.D. (Chief Development Officer) is a highly experienced drug development executive with over 30 years of experience in pharmaceutical and biotechnology companies. Dr. Currie has served as our Chief Development Officer since June 22, 2022. During his tenure with Pasithea, he also has served as a part-time consulting Chief Development Officer for Lytix Biopharma, a Norwegian based clinical stage biopharma company from January 2021 to June 2023. Prior to joining the Company, from January 2021 through June 2022, Dr. Currie served as Chief Executive Officer of Alpha 5 Integrin LLC (also known as Tegrigen Therapeutics LLC), a pre-clinical stage biopharmaceutical company specializing in the development of integrin targeting agents for life threatening diseases. Prior to joining Alpha 5 Integrin, from March 2019 to January 2021, Dr. Currie served as Chief Development Officer of Tolerion Inc., a privately held clinical-stage biotechnology company focused on the development of drug candidates for autoimmune diseases.  From October 2017 to March 2019, Dr. Currie served as Chief Operating Officer for Bioclin Therapeutics (also known as Rainer Therapeutics Inc).  Dr. Currie has held senior management roles at a number of biotechnology companies, including Dynavax Technologies (DVAX), Regeneron Pharmaceuticals (REGN), PDL Biopharma (PDL) and Gilead Sciences (GILD).  Dr Currie holds a bachelor’s degree from the University of Salford and a PhD from Aston University in the UK.

Non-Employee Directors

Prof. Lawrence Steinman has served on our Board since August 2020. Prior to joining Pasithea, he served on the Board of Centocor from 1989 to 1998, the Board of Neurocine Biosciences from 1997 to 2005, the Board of Atreca from 2010 to 2019, the Board of BioAtla from 2016 to the present, and the Board of Tolerion from 2013 to 2021. He is currently the George A. Zimmermann Endowed Chair in the Neurology Department at Stanford University and previously served as the Chair of the Interdepartmental Program in Immunology at Stanford University Medical School from 2003 to 2011. He is an elected member of the National Academy of Medicine and the National Academy of Sciences. He also founded the Steinman Laboratory at Stanford University, which is dedicated to understanding the pathogenesis of autoimmune diseases, particularly multiple sclerosis and neuromyelitis optica. He received the Frederic Sasse Award from the Free University of Berlin in 1994, the Sen. Jacob Javits Award from the U.S. Congress in 1988 and 2002, the John Dystel Prize in 2004 from the National MS Society in the U.S., the Charcot Prize for Lifetime Achievement in Multiple Sclerosis Research in 2011 from the International Federation of MS Societies and the Anthony Cerami Award in Translational Medicine by the Feinstein Institute of Molecular Medicine in 2015. He also received an honorary Ph.D. at the Hasselt University in 2008 and from the University of Buenos Aires in 2022. He received his BA (physics) from Dartmouth College in 1968 and his MD from Harvard University in 1973. He also completed a fellowship in chemical immunology at the Weizmann Institute (1974 - 1977) and was an intern and resident at Stanford University Medical School (1973-1974; 1977-1980). We believe that Prof. Steinman is qualified to serve on our Board due to his extensive background in medicine and his experience as a board member in the life sciences industry.

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

Dr. Emer Leahy has served on our Board since June 2021. Dr. Leahy received her Ph.D. in neuropharmacology from University College Dublin, Ireland in 1990, and her MBA from Columbia University in 2000. She has been with PsychoGenics Inc., a preclinical CNS service company, since 1999 and is currently serving as its chief executive officer and is responsible for compensation recommendations companywide. Prior to her appointment as the chief executive officer, she was the vice president of business development. Dr. Leahy is also the chief executive officer of PGI Drug Discovery LLC, a company engaged in psychiatric drug discovery with five partnered clinical programs including one in Phase III. Additionally, Dr. Leahy served as a member of both the compensation committee and the audit committee of Bright Minds Biosciences Inc. (NASDAQ: DRUG), a biotech company, until April 2022, and she has served as a member of the Board of Intensity Therapeutics, Inc. since 2016. Dr. Leahy has more than 30 years of experience in drug discovery, clinical development and business development for pharmaceutical and biotechnology companies, including extensive knowledge of technology assessment, licensing, mergers and acquisitions, and strategic planning. She also holds an Adjunct Associate Professor of Neuroscience position at Mount Sinai School of Medicine. Dr. Leahy served on the Emerging Companies Section Governing Board for the Board of the Biotechnology Industry Organization, the Business Review Board for the Alzheimer’s Drug Discovery Foundation, and the Scientific Advisory Board of the International Rett Syndrome Foundation. She also currently serves on the Board of PsychoGenics Inc, the Board of Intensity Therapeutics, and is the Chair of the Board of Trustees of BioNJ. We believe that Dr. Leahy is qualified to serve on our Board due to her extensive pharmaceutical, biotechnology and business background.

Alfred Novak has served on our Board since September 2022. Mr. Novak has broad operating experience as a Chief Executive Officer and Chief Financial Officer and has served on the boards of several pharmaceutical and medical device companies. Mr. Novak brings financial acumen and extensive expertise in product development, regulatory approval, commercial activities, and a track record of delivering substantial value for stockholders. Between October 2015 to June 2022, Mr. Novak served as a director of LivaNova Plc (NASDAQ: LIVN), which is a medical device company. From May 2017 to November 2019, Mr. Novak served as a director of Dova Pharmaceuticals, which was sold to Swedish Orphan Biovitrum AB or Sobi™, a company focused on rare diseases, for over $900 million; a director and CEO of Biosense, which was sold to Johnson & Johnson for $427 million; and CFO of Cordis Corporation, which was acquired by Johnson & Johnson for $1.8 billion. He received his MBA from the Wharton School of the University of Pennsylvania with a concentration in Healthcare Administration and a BS from the United States Merchant Marine Academy. We believe Mr. Novak is qualified to serve on our Board due to his extensive experience in product development, the regulatory approval process and commercialization in the pharmaceutical and medical device industries.

Scientific Advisory Board

Luca Rastelli, Ph.D.

Dr. Rastelli is the Chief Scientific Officer of Deepcure, an emerging biotech that uses AI-driven discovery to create better molecules and faster cures for every disease-relevant protein target. Dr. Rastelli brings more than 25 years of oncology drug discovery and development experience, as well as business development experience ranging from startups to large pharmaceutical companies. Most recently, Dr. Rastelli was Chief Scientific Officer at Jubilant Therapeutics where he led all aspects of R&D for the company and was instrumental in bringing 2 compounds to the clinic. Previously Dr. Rastelli was Chief Scientific Officer at Kleo Pharmaceuticals where he led the team that brough a CD38 targeting compound based on Kleo’s novel ARM technology to the clinic for multiple myeloma. At BioXcel Therapeutics he was Vice President, Oncology at where he helped bring the company to a successful IPO and he led a project focused on Neurofibromatosis type 2. Dr. Rastelli has held multiple preclinical and clinical project leadership positions at Boston Scientifics, CuraGen, Sopherion and EMD Serono (Merck Serono). Dr. Rastelli led the initial development of c-MET inhibitor TEPMETKO, approved for the treatment of METex14 positive NSCLC patients. Dr. Rastelli was also part of the initial development of the immuno-oncology antibody BAVENCIO, a PDL-1 inhibitor approved for several type of cancers. Dr. Rastelli received the American Brain Tumor Association's 25th Anniversary Translational grant for his work on Medulloblastoma tumors at the Department of Neuro-Oncology, MD Anderson Cancer Center. Dr. Rastelli is a named inventor on more than 10 issued patents and holds a Ph.D. in Molecular Biology from the University of Geneva.

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

Board Composition

Our Board currently consists of five members. Under our Bylaws, the number of directors who shall constitute the Board shall equal not less than one nor more than ten, as the Board may determine by resolution from time to time.

Board Elections

In accordance with the terms of our Certificate of Incorporation and Bylaws, our Board is divided into three classes; Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I director is Dr. Emer Leahy; her term will expire at the 2024 Annual Meeting;

●	The Class II directors are Alfred Novak and Simon Dumesnil; their terms will expire at the 2025 Annual Meeting; and

●	The Class III directors are Dr. Tiago Reis Marques and Prof. Lawrence Steinman; their terms will expire at the 2026 Annual Meeting.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our Certificate of Incorporation and Bylaws provide that the authorized number of directors may be changed only by resolution of our Board. Our Certificate of Incorporation and Bylaws also provide that our directors may be removed only for cause, and that any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may be filled only by vote of a majority of our directors then in office, even if less than a quorum, or by a sole remaining director.

Board Leadership Structure

The positions of our Chairman of the Board and Chief Executive Officer are separated. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead our Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the Chief Executive Officer must devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as our Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. Our Board believes its administration of its risk oversight function has not affected its leadership structure.

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

The members of our Nominating and Corporate Governance Committee are Alfred Novak, Dr. Emer Leahy and Simon Dumesnil. Each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of Nasdaq relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. Prof. Lawrence Steinman was a member of our Nominating and Corporate Governance Committee until March 2023 and Mr. Novak joined the Compensation Committee in March 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the years ended December 31, 2023 and December 31, 2022, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (6)
Tiago Reis Marques(2)	2023	450,000	30,000	57,347	-	-	-	-	537,347
Chief Executive Officer	2022	450,000	89,250	-	-	-	-	-	539,250
Daniel Schneiderman(3)	2023	330,000	15,939	-	-	-	-	-	345,939
Chief Financial Officer	2022	135,205	57,500	-	174,498	-	-	-	367,203
Graeme Currie(4)	2023	330,647	15,970	-	98,247	-	-	-	444,864
Chief Development Officer	2022	143,870	55,000	-	-	-	-	-	198,870
Stanley Gloss(5)
Former Chief Financial Officer	2022	60,000	-	-	-	-	-	-	60,000

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 8 to this Form 10-K for the year ended December 31, 2023.

(2)	Total compensation for 2023 for Dr. Marques includes $57,347 for stock awards representing the grant date fair value of the issuance of 5,832 shares of Common Stock pursuant to the vesting of RSUs.

(3)	Mr. Schneiderman was hired as Chief Financial Officer of the Company on October 11, 2022. Salary for Mr. Schneiderman includes $66,667 paid to Mr. Schneiderman as a consultant to the Company from July 1, 2022 through October 10, 2022.

(4)	Dr. Currie was hired as our Chief Development Officer on June 22, 2022 and became an Executive Officer on July 3, 2023. From June 22, 2022 to June 21, 2023 Dr. Currie was paid an annual salary of $281,250 for his part time service as Chief Development Officer and commencing on June 22, 2023, Dr. Currie was paid an annual salary of $375,000 per year for his full-time service.

(5)	Mr. Gloss passed away on June 7, 2022.

Employment Agreements with our Named Executive Officers

Employment Agreement with Dr. Tiago Reis Marques

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

Pursuant to Dr. Marques’ employment agreement, Dr. Marques was paid $100,000 as a sign on bonus. We also issued to Dr. Marques stock options to purchase 10,000 shares of Common Stock under our 2021 Incentive Plan, with one-third of the total shares vesting on the 12-month anniversary of the grant date, and the remainder vesting in equal quarterly installments thereinafter. Further, we issued to Dr. Marques Restricted Stock Units exercisable for 10,000 shares of Common Stock, with one-third of the total shares underlying the RSUs vesting upon the 12-month anniversary of the grant date, with the remainder vesting in equal quarterly installments thereafter.

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

Employment Agreement with Daniel Schneiderman

On October 11, 2022, we entered into an employment agreement with Mr. Schneiderman. Under the terms of Mr. Schneiderman’ employment agreement, he holds the position of Chief Financial Officer and receives a base salary of $330,000 annually. In addition, Mr. Schneiderman is eligible to receive an annual bonus, with a target amount equal to thirty-five percent (35%) of Mr. Schneiderman’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Mr. Schneiderman’s individual performance. Pursuant to the terms of his employment agreement, Mr. Schneiderman is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

Pursuant to Mr. Schneiderman’s employment agreement, Mr. Schneiderman was paid $30,000 as a sign on bonus. We also issued to Mr. Schneiderman stock options to purchase 15,000 shares of Common Stock under our 2021 Incentive Plan, with one-third of the total shares vesting on the one year anniversary of the grant date, one-third of the total shares vesting on the two year anniversary of the grant date, and one-third of the total shares vesting on the three year anniversary of the grant date.

We may terminate Mr. Schneiderman’s employment at any time with or without Cause (as that term is defined in Mr. Schneiderman’s employment agreement) and with or without advance notice to Mr. Schneiderman, and Mr. Schneiderman may terminate his employment at any time for any reason upon providing 60 days’ written notice to the Company.

In the event we terminate Mr. Schneiderman’s employment without Cause, we will pay Mr. Schneiderman the equivalent of six months of his base annual salary in effect as of the date of termination, subject to standard payroll deductions and withholdings and Mr. Schneiderman’s executing a release of claims against the Company. His stock options will also accelerate and fully vest on his termination date. If we terminate Mr. Schneiderman’s employment for any other reason, Mr. Schneiderman will receive no compensation other than what he has earned at the time of the termination and he will not be entitled to any severance benefits.

Employment Agreement with Dr. Graeme Currie

On June 21, 2022, we entered into an employment agreement with Dr. Currie. Under the terms of Dr. Currie’s employment agreement, he holds the position of Chief Development Officer and receives an annual base salary of $375,000. In addition, Dr. Currie is eligible to receive an annual bonus, with a target amount equal to thirty-five percent (35%) of Dr. Currie’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Dr. Currie’s individual performance. Pursuant to the terms of his employment agreement, Dr. Currie is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

Pursuant to Dr. Currie’s employment agreement, Dr. Currie was paid $30,000 as a sign on bonus. We also issued to Dr. Currie stock options to purchase 15,000 shares of Common Stock under our 2021 Incentive Plan, with one-third of the total shares vesting on the one year anniversary of the grant date, one-third of the total shares vesting on the two year anniversary of the grant date, and one-third of the total shares vesting on the three year anniversary of the grant date.

We may terminate Dr. Currie’s employment at any time with or without Cause (as that term is defined in Dr. Currie’s employment agreement) and with or without advance notice to Dr. Currie, and Dr. Currie may terminate his employment at any time for any reason upon providing 60 days’ written notice to the Company.

In the event we terminate Dr. Currie’s employment without Cause, we will pay Dr. Currie the equivalent of six months of his base annual salary in effect as of the date of termination, subject to standard payroll deductions and withholdings and Dr. Currie’s executing a release of claims against the Company. His stock options will also accelerate and fully vest on his termination date. If we terminate Dr. Currie’s employment for any other reason, Dr. Currie will receive no compensation other than what he has earned at the time of the termination and he will not be entitled to any severance benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our Named Executive Officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2023:

	Option Awards					Stock Awards
Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested (3)(4)
Tiago Reis Marques, Chief Executive Officer (1)	12/20/2021	6,667	3,333	$28.80	12/20/2031	3,335	$30,833
Daniel Schneiderman, Chief Financial Officer (2)	10/11/2021	5,000	10,000	$25.20	10/11/2031	-	$-
Graeme Currie, Chief Development Officer	2/24/2023	7,500	7,500	$9.82	2/24/2033	-	$-

(1)	Under the terms of Dr. Marques’ Executive Employment Agreement, on December 20, 2021, he received (i) a grant of 10,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date and (ii) a grant of 10,000 restricted stock units (“RSUs”). Dr. Marques’ stock options and RSUs each vest over three years, with one-third vesting 12 months after the grant date, and the remainder vesting in equal tranches quarterly for two years thereafter.

(2)	Under the terms of Mr. Schneiderman’s Executive Employment Agreement, on October 11, 2022, he received a grant of 15,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. Mr. Schneiderman’s stock options each vest over three years, with one-third vesting one year after the grant date, one-third vesting two years after the grant date and the one-third vesting three years after the grant date.

(3)	Under the terms of Dr. Currie’s Executive Employment Agreement, on February 24, 2023, he received a grant of 15,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 5,000 of Mr. Currie’s stock options vested on June 30, 2023 and the remaining 10,000 stock options vest in equal quarterly tranches over each of the next two years.

(4)	The market value of unvested RSUs is based on the closing market price of our Common Stock of $7.40 per share on December 29, 2023.

There were no option exercises by our Named Executive Officers during our fiscal years ended December 31, 2023 or 2022.

Incentive Award Plans

2023 Incentive Plan

On October 6, 2023, our Board adopted the 2023 Incentive Plan, and our stockholders approved the 2023 Incentive Plan at our 2023 Annual Meeting. As of stockholder approval of the 2023 Incentive Plan, no new grants of awards were made under the Pasithea Therapeutics Corp. 2021 Stock Incentive Plan (the “2021 Incentive Plan”) and all new grants of awards will be made under the 2023 Incentive Plan. All unused shares of Common Stock reserved under our 2021 Incentive Plan and shares from outstanding awards that are canceled or forfeited under the 2021 Incentive Plan will be rolled over for issuance under the 2023 Incentive Plan.

The following description of the material terms of the 2023 Incentive Plan is intended to be a summary only. This summary is qualified in its entirety by the full text of the 2023 Incentive Plan, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Administration. The 2023 Incentive Plan is administered by the Compensation Committee. However, the entire Board may act in lieu of the Compensation Committee on any manner. The Compensation Committee has authority, in its discretion, to approve the persons to whom awards may be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of an award and to determine the specific terms and conditions of each award, subject to the provisions of the 2023 Incentive Plan. The Compensation Committee may also approve rules and regulations for the administration of the 2023 Incentive Plan and amendments or modifications of outstanding awards (except that options and Stock Appreciation Rights (“SARs”) cannot be repriced without shareholder approval). The Compensation Committee may delegate authority to the Chief Executive Officer and/or other officers to grant awards to employees (other than themselves), subject to applicable law and the 2023 Incentive Plan. No awards may be made under the 2023 Incentive Plan on or after the tenth anniversary of the date of Board approval of this 2023 Incentive Plan (the “Expiration Date”), but the 2023 Incentive Plan will continue thereafter while previously granted awards remain outstanding.

Eligibility. Persons eligible to receive awards under the 2023 Incentive Plan are all employees, officers, directors, consultants, other advisors and other individual service providers of our Company and our subsidiaries, who, in the opinion of the Compensation Committee, are in a position to contribute to the success and growth of the Company, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of our Company or any subsidiary. Notwithstanding the foregoing, only Company employees are eligible to receive ISO grants. As of October 12, 2023, the Company and its subsidiaries had a total of eight employees, including three officers, and four non-employee directors. In accordance with our Bylaws, directors who are serving the Company as employees and who receive compensation for their services as such, shall not be eligible to receive any other compensation under the 2023 Incentive Plan for their services as directors of the Company. None of our subsidiaries have employees and none of the officers and directors of our subsidiaries are eligible for awards under the 2023 Incentive Plan other than those who are eligible as officers or directors of the Company. As of October 12, 2023, no person is eligible to participate as a result of a determination by the Compensation Committee that that person is a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. As awards under the 2023 Incentive Plan are within the discretion of the Compensation Committee, the Company cannot determine how many individuals in each of the categories described above will receive awards.

Shares Subject to the 2023 Incentive Plan. The Board has reserved for issuance under the 2023 Incentive Plan (i) 125,000 shares of Common Stock, plus (ii) such number of unused shares of Common Stock reserved under the 2021 Incentive Plan as of the date of stockholder approval of this 2023 Incentive Plan, which unused reserve shall be rolled in to the 2023 Incentive Plan (subsections (i) and (ii) together, the “Share Reserve”). All such shares of Common Stock reserved for issuance under the 2023 Incentive Plan may, but need not, be issued in respect of ISOs. In addition, shares of our Common Stock that relate to any outstanding grants or awards under the 2021 Incentive Plan as of the date of stockholder approval of this 2023 Incentive Plan that are forfeited, cancelled or otherwise lapse in accordance with applicable plan terms or are surrendered in payment of the exercise price and/or withholding taxes shall be rolled into the 2023 Incentive Plan and added to the Share Reserve (but not issued in respect of ISOs).

The number of shares of Common Stock available for issuance under the 2023 Incentive Plan will automatically increase on January 1st of each year commencing with January 1, 2024 and on each January 1st thereafter until the Expiration Date, in an amount equal to three percent (3%) of the total number of shares of our Common Stock outstanding on the December 31st of the preceding calendar year, unless the Board takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of Common Stock than would otherwise occur. None of the additional shares of Common Stock available for issuance pursuant to this paragraph shall be issued in respect of ISOs.

If any option or SAR granted under the 2023 Incentive Plan terminates without having been exercised in full or if any award is forfeited, or if shares of Common Stock are withheld to cover withholding taxes on options or other awards or applied to the payment of the exercise price of an option or purchase price of an award, the number of shares of Common Stock as to which such option or award was forfeited, withheld or paid, will be available for future grants under the 2023 Incentive Plan. Awards settled in cash will not count against the number of shares available for issuance under the 2023 Incentive Plan.

The number of shares of Common Stock authorized for issuance under the 2023 Incentive Plan and the foregoing share limitations are subject to customary adjustment for stock splits, stock dividends or similar transactions.

Director Compensation. The 2023 Incentive Plan provides for an annual limit on non-employee director compensation of $500,000, increased to $750,000 in the fiscal year of a non-employee director’s initial service as a non-employee member of the Board. This limit applies to the sum of both equity grants that could be awarded to non-employee directors during a fiscal year (based on their value under ASC Topic 718 on the grant date) and cash compensation, such as cash retainers and meeting fees earned during a fiscal year. Notwithstanding the foregoing, the Board reserves the right to make an exception to these limits due to extraordinary circumstances without the participation of the affected director receiving the additional compensation.

Terms and Conditions of Options. Options granted under the 2023 Incentive Plan may be either ISOs or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2023 Incentive Plan. The exercise price of stock options may not be less than the fair market value per share of our Common Stock on the date of grant (or 110% of fair market value in the case of ISOs granted to a ten-percent stockholder).

If on the date of grant the Common Stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value will generally be the closing sale price on the date of grant (or the last trading day before the date of grant if no trades occurred on the date of grant). If no such prices are available, the fair market value will be determined in good faith by the Compensation Committee based on the reasonable application of a reasonable valuation method. On October 12, 2023, the closing sale price of a share of our Common Stock on The Nasdaq Capital Market, adjusted for the Reverse Stock Split, was $8.668.

No option may be exercisable for more than ten years (five years in the case of an ISO granted to a ten-percent stockholder) from the date of grant. Options granted under the 2023 Incentive Plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. Unless otherwise provided by the Compensation Committee, no option will provide for vesting or exercise earlier than one year after the date of grant. No employee may receive ISOs that first become exercisable in any calendar year in an amount exceeding $100,000. The Compensation Committee may, in its discretion, permit a holder of a nonstatutory option to exercise the option before it has otherwise become exercisable, in which case the shares of our Common Stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid in cash or by certified check, bank draft or money order. The Compensation Committee may permit other methods of payment, including (a) through delivery of shares of our Common Stock having a fair market value equal to the purchase price, (b) by a full recourse, interest bearing promissory note having such terms as the Compensation Committee may permit, or (c) a combination of these methods, as set forth in an award agreement or as otherwise determined by the Compensation Committee. The Compensation Committee is authorized to establish a cashless exercise program and to permit the exercise price (or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Compensation Committee may permit the holder of a nonstatutory option to transfer the award to immediate family members or a family trust for estate planning purposes. The Compensation Committee will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Compensation Committee may grant SARs independent of or in connection with an option. The Compensation Committee will determine the other terms applicable to SARs. Unless otherwise provided by the Compensation Committee, no SAR will provide for vesting or exercise earlier than one year after the date of grant. The exercise price per share of a SAR will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant, as determined by the Compensation Committee. The maximum term of any SAR granted under the 2023 Incentive Plan is ten years from the date of grant. Generally, each SAR will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our Common Stock over the exercise price, multiplied by

●	the number of shares of Common Stock covered by the SAR.

Payment may be made in shares of our Common Stock, in cash, or partly in Common Stock and partly in cash, all as determined by the Compensation Committee.

Restricted Stock and Restricted Stock Units. The Compensation Committee may award restricted Common Stock and/or restricted stock units under the 2023 Incentive Plan. Restricted stock awards consist of shares of Common Stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our Common Stock, cash, or a combination of shares of Common Stock and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The restrictions and conditions applicable to each award of restricted stock or restricted stock units may include performance-based conditions. Unless otherwise provided by the Compensation Committee, no award of restricted stock or restricted stock units will provide for vesting earlier than one year after the date of grant. Dividends or distributions with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Compensation Committee. If any dividends or distributions are paid in stock before the restricted stock vests, they will be subject to the same restrictions. Dividend equivalent amounts may be deemed reinvested in additional restricted stock units or paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Compensation Committee may award performance shares and/or performance units under the 2023 Incentive Plan to any eligible employee or other individual service provider other than a non-employee director of the Board. Performance shares and performance units are awards, denominated in either shares of Common Stock or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Incentive Bonus Awards. The Compensation Committee may grant incentive bonus awards under the 2023 Incentive Plan from time to time. The terms of incentive bonus awards will be set forth in award agreements. Each award agreement will have such terms and conditions as the Compensation Committee determines, including performance goals and amount of payment based on achievement of such goals. Incentive bonus awards are payable in cash and/or shares of our Common Stock.

Other Stock-Based and Cash-Based Awards. The Compensation Committee may award other types of equity-based or cash-based awards under the 2023 Incentive Plan, including the grant or offer for sale of shares of our Common Stock that do not have vesting requirements and the right to receive one or more cash payments subject to satisfaction of such conditions as the Compensation Committee may impose.

Effect of Certain Corporate Transactions. The Compensation Committee may, at the time of the grant of an award provide for the effect of a Change in Control (as defined in the 2023 Incentive Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a Change in Control: (a) cause any or all outstanding options and SARs to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or SAR in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our Common Stock on the date of the change in control; (f) cancel any awards in exchange for cash and/or other property equal to the amount, if any, that would have been attained upon the exercise of such award or realization of rights upon a change in control, but if the change in control consideration with respect to any option or SAR does not exceed its exercise price, the option or SAR may be canceled without payment of any consideration; or (g) take any other action the Compensation Committee deems necessary or appropriate to carry out the terms of any definitive agreement controlling the terms and conditions of the Change in Control.

Clawback/Recoupment. Awards granted under the 2023 Incentive Plan will be subject to the requirement that the awards be forfeited or amounts repaid to the Company after they have been distributed to the participant (i) to the extent set forth in an award agreement or (ii) to the extent covered by any clawback or recapture policy adopted by the Company from time to time, or any applicable laws that impose mandatory forfeiture or recoupment, under circumstances set forth in such applicable laws.

Amendment, Termination. Our Board may at any time amend, suspend or terminate the 2023 Incentive Plan for the purpose of satisfying the requirements of the Code, or other applicable law or regulation or for any other legal purpose, provided that, without the consent of our stockholders, the Board may not (i) increase the number of shares of Common Stock available under the 2023 Incentive Plan, (ii) change the group of individuals eligible to receive awards, or (iii) extend the term of the 2023 Incentive Plan.

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

We have entered into indemnification agreements with our directors and officers, in addition to indemnification provided for in our Bylaws. These agreements, among other things, provide for indemnification of our directors and officers for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such persons in any action or proceeding arising out of this person’s services as a director or officer or at our request. We believe that these provisions in our Certificate of Incorporation and Bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

The above description of the limitation of liability and indemnification provisions of our Certificate of Incorporation, our Bylaws and our indemnification agreements is not complete and is qualified in its entirety by reference to these documents, each of which is filed as an exhibit to this Annual Report on Form 10-K.

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

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2023 certain information concerning his or her compensation for the year ended December 31, 2023:

Year Ended December 31, 2023

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(2)
Prof. Lawrence Steinman	250,000	(3)(4)	-	-	-	-	-	250,000
Simon Dumesnil	60,000	(5)	-	-	-	-	-	60,000
Dr. Emer Leahy	60,000	(5)	-	-	-	-	-	60,000
Alfred Novak	50,000	(6)	-	-	-	-	-	50,000

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 7 (Stockholders’ Equity) to our financial statements, which are included in this 10-K. The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2023 held by each of Prof. Lawrence Steinman, Simon Dumesnil, Dr. Emer Leahy and Alfred Novak was 5,000.

(2)	All directors receive reimbursement for reasonable out of pocket expenses in attending Board meetings and for participating in our business.

(3)	Consists of (i) $100,000 for services as Chairman of the Board, (ii) $50,000 annual retainer as a non-employee director, and (iii) $100,000 pursuant to a consulting agreement between the Company and Prof. Lawrence Steinman (the “Steinman Consulting Agreement”). Under the Steinman Consulting Agreement, Prof. Lawrence Steinman receives $25,000 per quarter for his services to the Company.

(4)	$62,500 in fees earned for services rendered during fiscal year 2023 were paid in fiscal year 2024.

(5)	$15,000 in fees earned for services rendered during fiscal year 2023 were paid in fiscal year 2024.

(6)	$12,500 in fees earned for services rendered during fiscal year 2023 were paid in fiscal year 2024.

Compensation Policy for Non-Employee Directors.

The material terms of the non-employee director compensation program, as it is currently contemplated, are summarized below.

The non-employee director compensation program provides for annual retainer fees and/or long-term equity awards for our non-employee directors. Each non-employee director is eligible to receive an annual retainer of $50,000 plus an additional $10,000 for each Board committee that he or she chairs. A non-employee director serving as Chairman of the Board is eligible to receive an additional annual retainer of $100,000. Additionally, upon joining the Board, non-employee directors are eligible to receive stock options to purchase 5,000 shares of Common Stock, with 50% of the shares subject to the options vesting after the first year of service and 50% vesting after the second year.

Compensation under our non-employee director compensation policy is subject to the annual limits on non-employee director compensation set forth in the 2023 Incentive Plan, as described above. Our Board or an authorized committee may modify the non-employee director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on non-employee director compensation set forth in the 2023 Incentive Plan. As provided in the 2023 Incentive Plan, our Board or its authorized committee may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as the Board or its authorized committee may determine in its discretion.

Consulting Agreement With Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to our Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things.  Pursuant to the Steinman Consulting Agreement, Prof. Steinman receives $25,000 per quarter for his services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 23, 2024 by:

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

Percentage ownership of our Common Stock is based on 1,042,415 shares of Common Stock outstanding as of March 23, 2024. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 23, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

	Beneficial Ownership
	Common Stock
Name of Beneficial Owner	Shares (1)	%(2)
5% or Greater Stockholders
PD Joint Holdings, LLC (3)	170,434	15.8%
Named Executive Officers and Directors:
Dr. Tiago Reis Marques (4)	57,168	5.4%
Daniel Schneiderman (5)	12,177	1.2%
Graeme Currie (6)	14,688	1.4%
Prof. Lawrence Steinman (7)	81,358	7.7%
Dr. Emer Leahy (8)	5,000	*
Simon Dumesnil (9)	7,500	*
Alfred Novak (10)	2,500	*
All Directors and Officers as a group (7 persons)	180,391	16.2%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days.

(2)	Percentages are rounded to nearest tenth of a percent. Percentages are based on 1,042,415 shares of Common Stock outstanding as of March 23, 2024. Warrants, stock options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Consists of (i) 130,434 shares of Common Stock and (ii) 40,000 shares of Common Stock issuable upon the exercise of a warrant held directly by PD Joint Holdings, LLC Series 2016-A. All share information is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 15, 2023 on behalf of Paul B. Manning, Bradford Manning, PD Joint Holdings, LLC, Series 2016-A, and Tiger Lily Capital, LLC. The business address for each person and entity named in this footnote is 200 Garrett Street, Suite S, Charlottesville, Virginia 22902.

(4)	Includes (i) 37,999 shares of Common Stock and (ii) 19,169 shares of Common Stock issuable upon exercise of vested stock options. Excludes (i) 17,500 unvested options and (ii) 2,502 unvested restricted stock units.

(5)	Includes 12,177 shares of Common Stock issuable upon exercise of vested stock options. Excludes 18,750 unvested stock options.

(6)	Includes 14,688 shares of Common Stock issuable upon exercise of vested stock options. Excludes 6,250 unvested stock options.

(7)	Includes (i) 66,358 shares of Common Stock, (ii) 10,000 shares of Common Stock issuable upon exercise of warrants; and (iii) 5,000 shares of Common Stock issuable upon exercise of vested stock options. Excludes 7,500 unvested stock options.

(8)	Includes 5,000 shares of Common Stock issuable upon exercise of vested stock options. Excludes 7,500 unvested stock options.

(9)	Includes (i) 2,500 shares of Common Stock and (ii) 5,000 shares of Common Stock issuable upon exercise of vested stock options. Excludes 7,500 unvested stock options.

(10)	Includes 2,500 shares of Common Stock issuable upon exercise of vested stock options. Excludes 7,500 unvested stock options.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023, including our 2021 Incentive Plan and our 2023 Incentive Plan. Upon the adoption by our stockholders of the 2023 Plan on December 19, 2023, all unused shares of Common Stock reserved under our 2021 Incentive Plan, and shares from outstanding awards that are canceled or forfeited under the 2021 Incentive Plan, are available for issuance under the 2023 Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	99,000	$32.38	153,389
Equity compensation plans not approved by security holders	-	$-	-
Total	99,000	$32.38	153,389

(1)	Consists of stock options exercisable for 99,000 shares of Common Stock and excludes 10,000 restricted stock units issued and outstanding under the 2021 Incentive Plan. Excludes 153,389 shares available under the 2023 Incentive Plan. For a description of the 2021 Incentive Plan and 2023 Incentive Plan, see Note 8 to our Consolidated Financial Statements included in this 10-K for the year ended December 31, 2023.

(2)	The weighted average exercise price does not take into account outstanding restricted stock units, which have no exercise price.

(3)	The number of shares of Common Stock available for grant and issuance under the 2023 Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning on January 1, 2024 by an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of January 1, 2022, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved will be the lesser of $120,000 or 1% of our assets, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Related Party Transactions

PsychoGenics, Inc.

In April 2023 we entered into a contract with PsychoGenics, Inc. (“PsychoGenics”) for the conduct of one of our preclinical studies. PsychoGenics is a contract manufacturing organization with extensive experience running preclinical and clinical. Pursuant to the contract, we made aggregate payments to PsychoGenics totaling approximately $0.3 million over the term of the contract. The contract was completed in September 2023.

Dr. Emer Leahy, a member of our Board, is the current Chief Executive Officer and a less than 5% owner of PsychoGenics.

Alpha-5 Integrin, LLC

On June 21, 2022, we entered into the Alpha-5 Agreement with the Alpha-5 Sellers, pursuant to which the Alpha-5 Sellers sold all of the issued and outstanding equity of Alpha-5 to the Company. Alpha-5 is a preclinical-stage company developing a monoclonal antibody (mAbs) for the treatment of ALS and other neuroinflammatory disorders, such as Multiple Sclerosis. In connection with the transaction, we issued to the Alpha-5 Sellers 163,044 shares of our Common Stock, which had a market value of $1.01 million on the date of the transaction, and warrants exercisable for 50,000 shares of Common Stock at an exercise price of $37.60 per share, expiring five years from the acquisition date, the aggregate fair value of which was $0.4 million at the date of acquisition.

Prof. Lawrence Steinman, our Executive Chairman and Co-Founder, was a 20% owner of Alpha-5 at the time of the transaction.

Consulting Agreement With Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to our Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things. Pursuant to the Steinman Consulting Agreement, Prof. Steinman receives $25,000 per quarter for his services.

Brio Financial Group

On April 13, 2021, we entered into the Brio Agreement pursuant to which Brio provided Stanley M. Gloss to serve as our Chief Financial Officer and also provided certain other specified financial and accounting services typically provided by a chief financial officer. The initial term of the Brio Agreement ran through March 31, 2022. The Company paid a monthly fixed fee of $7,500 during the term of the Brio Agreement. In addition, 1,250 restricted shares of Common Stock were issued to Brio which vested over the 1-year term of the Brio Agreement. Further, the Company issued Stanley M. Gloss stock options to purchase up to 5,000 shares of Common Stock, which options vested fully upon execution of the Brio Agreement and had an exercise price of $100.00 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of the Company has appointed Marcum LLP as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2023. The following table sets forth the fees billed to the Company for professional services rendered by Marcum LLP for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
Services:	2023	2022
Audit Fees (1)	$252,173	$295,546
Audit-Related Fees (2)	70,695	51,034
Tax Fees	-	-
All Other Fees	-	-
Total fees	$322,868	$346,580

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of procedures related to regulatory filings in 2023 and 2022.

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

All services rendered by Marcum in our fiscal years ended December 31, 2023 and 2022 were pre-approved by our Audit Committee.

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

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.01	Membership Interest Purchase Agreement entered into June 21, 2022, by and among Pasithea Therapeutics Corp., Alpha-5 integrin, LLC, and certain Sellers (as defined in the agreement) (incorporated by reference to exhibit 2.01 of the Company’s Form 10-Q, filed with the Commission on August 15, 2022).
2.02	Membership Interest Purchase Agreement dated October 11, 2022 by and among Pasithea Therapeutics Corp., AlloMek Therapeutics, LLC, the Persons listed on Schedule 1.1 thereto, and Uday Khire, not individually but in his capacity as the representative of the Persons listed on Schedule 1.1 thereto (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on October 12, 2022).
2.03	Form of Lock-up Agreement dated October 11, 2022 (incorporated by reference to exhibit 2.2 of the Company’s Form 8-K, filed with the Commission on October 12, 2022).
3.1	Second Amended & Restated Certificate of Incorporation of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Pasithea Therapeutics Corp., dated December 29, 2023 (incorporated by reference to exhibit 3.4 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
3.3	Second Amended & Restated Bylaws of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to exhibit 4.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.2	Form of Warrant Agent Agreement, including Form of Warrant Certificate (incorporated by reference to exhibit 4.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.3	Form of Representative Warrant (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.4	Form of Warrants issued in private placement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2021).
4.5	Form of Warrants Issued in acquisition of AlloMek Therapeutics, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 (File No. 333-271896) filed with the Commission on May 12, 2023).
4.6	Form of Warrant Issued in acquisition of Alpha-5 integrin, LLC (incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 (File No. 333-271896) filed with the Commission on May 12, 2023).
4.7*	Description of Securities.
10.1	Amended and Restated Zen Knightsbridge Collaboration Agreement (incorporated by reference to exhibit 10.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.2	Amended and Restated Zen Baker Street Collaboration Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.3	Form of Professional Corporation Agreement (incorporated by reference to exhibit 10.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.4	IV Docs Subcontract Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).

10.6+	2021 Incentive Plan (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.7	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.8	Stock Option Grant Notice and Agreement between Pasithea Therapeutics Corp. and Stanley M. Gloss (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.9	Placement Agent Agreement, dated November 24, 2021 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.10	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.11	Form of Warrants (incorporated by reference to exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.12	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.13+	Offer of Employment, dated as of June 21, 2022, between Pasithea Therapeutics Corp. and Dr. Graeme Currie (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on August 11, 2023).
10.14+	Executive Employment Agreement, dated as of January 1, 2022, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.15 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.15+	Stock Option Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.16 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.16+	Restricted Stock Unit Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.17 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.17+	Employment Agreement with Daniel Schneiderman (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q, filed with the Commission on November 14, 2022).
10.18	Settlement and Cooperation Agreement dated December 9, 2022, by and between Pasithea Therapeutics Corp. and Camac Fund, LP and its affiliates (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 14, 2022).
10.19+	Pasithea Therapeutics Corp. 2023 Stock Incentive Plan (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on December 19, 2023).
10.20*+	Consulting Agreement between Pasithea Therapeutics Corp. and Dr. Lawrence Steinman, dated November 13, 2023.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Dr. Tiago Reis Marques
Dr. Tiago Res Marques
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2024

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Tiago Reis Marques	Chief Executive Officer and Director	March 28, 2024
Dr. Tiago Reis Marques	(Principal executive officer)

/s/ Daniel Schneiderman	Chief Financial Officer	March 28, 2024
Daniel Schneiderman	(Principal financial and accounting officer)

/s/ Prof. Lawrence Steinman	Director	March 28, 2024
Prof. Lawrence Steinman

/s/ Simon Dumesnil	Director	March 28, 2024
Simon Dumesnil

/s/ Dr. Emer Leahy	Director	March 28, 2024
Dr. Emer Leahy

/s/ Alfred Novak	Director	March 28, 2024
Alfred Novak

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pasithea Therapeutics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pasithea Therapeutics Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant accumulated deficit, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New Haven, CT
March 28, 2024

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,331,052	$33,087,864
Amount due from sale of assets	40,500	-
Prepaid expenses	215,895	562,375
Other current assets	104,707	262,992
Current assets of discontinued operations	-	163,462
Total current assets	16,692,154	34,076,693
Property and equipment, net	141,208	125,197
Right of use asset- operating lease	79,271	500,428
Intangibles, net	7,941,314	8,571,478
Goodwill	1,262,911	1,262,911
Non-current assets of discontinued operations	-	643,382
Total assets	$26,116,858	$45,180,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,552,360	$1,481,393
Lease liability- short term portion	81,680	160,362
Current liabilities of discontinued operations	-	235,879
Total current liabilities	2,634,040	1,877,634

Non-current liabilities
Lease liability	-	344,021
Warrant liabilities	84,366	140,611
Non-current liabilities of discontinued operations	-	319,575
Total non-current liabilities	84,366	804,207
Total liabilities	2,718,406	2,681,841

Commitments and Contingencies (Note 13)	-	-

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,041,582 and 1,301,921 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	104	130
Additional paid-in capital	58,721,538	61,855,659
Accumulated other comprehensive loss	(4,652)	(661)
Accumulated deficit	(35,318,538)	(19,356,880)
Total stockholders’ equity	23,398,452	42,498,248
Total liabilities and stockholders’ equity	$26,116,858	$45,180,089

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022

Operating expenses:
General and administrative	$7,878,596	$9,923,544
Research and development	8,100,765	2,665,427
Loss from operations	(15,979,361)	(12,588,971)

Other income (expense):
Change in fair value of warrant liabilities	56,245	1,852,189
Interest and dividends, net	415,368	-
Gain on forgiveness of accounts payable	-	10,633
Litigation settlements	-	(1,001,736)
Other income, net	471,613	861,086

Loss before income taxes	(15,507,748)	(11,727,885)
Provision for income taxes	-	-
Net loss from continuing operations	$(15,507,748)	$(11,727,885)

Net loss from discontinued operations, net of tax	(453,910)	(2,208,567)
Net loss	$(15,961,658)	$(13,936,452)

Weighted-average common shares outstanding, basic and diluted	1,226,600	1,262,339
Basic and diluted net loss per share from continuing operations	$(12.64)	$(9.29)
Basic and diluted net loss per share from discontinuing operations	$(0.37)	$(1.74)

Comprehensive loss:
Net loss	$(15,961,658)	$(13,936,452)
Foreign currency translation	(3,991)	9,900
Comprehensive loss	$(15,965,649)	$(13,926,552)

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2022	1,150,170	$115	$53,645,452	$(10,561)	$(2,214,505)	$51,420,501
Stock-based compensation expense:
-restricted share units	-	-	95,912	-	-	95,912
-stock options	-	-	439,979	-	-	439,979
-restricted stock	-	-	16,932	-	-	16,932
Common shares issued for services	13,972	1	282,240	-	-	282,241
Warrants issued for acquisition	-	-	680,000	-	-	680,000
Common shares issued for acquisition	163,044	16	3,293,463	-	-	3,293,479
Warrants issued for acquisition of intangible assets	-	-	522,358	-	-	522,358
Common shares issued for acquisition of intangible assets	135,000	14	2,879,629	-	-	2,879,642
Common shares repurchased in litigation settlement	(160,264)	(16)	(305)	-	(3,205,923)	(3,206,244)
Foreign currency translation	-	-	-	9,900	-	9,900
Net loss	-	-	-	-	(13,936,452)	(13,936,452)
Balance at December 31, 2022	1,301,921	$130	$61,855,659	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation expense:
-restricted share units	5,832	1	71,735	-	-	71,736
-stock options	-	-	520,533	-	-	520,533
Common shares repurchased in tender offer	(266,171)	(27)	(3,726,389)	-	-	(3,726,416)
Foreign currency translation	-	-	-	(3,991)	-	(3,991)
Net loss	-	-	-	-	(15,961,658)	(15,961,658)
Balance at December 31, 2023	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(15,507,748)	$(11,727,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,290	5,094
Amortization expense	630,164	-
Stock-based compensation	592,269	835,064
Change in fair value of warrant liabilities	(56,245)	(1,852,189)
Gain on sale of assets	(65,048)	-
Changes in operating assets and liabilities:
Prepaid expenses	346,480	(181,374)
Other assets	158,285	(262,992)
Accounts payable and accrued liabilities	1,070,967	745,759
Lease liabilities	(1,547)	543,956
Net cash used in operating activities	(12,814,133)	(11,894,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,301)	(107,101)
Net cash proceeds from sale of assets	109,500	-
Acquisition of business, net of cash acquired	-	(2,192,598)
Net cash provided by (used in) investing activities	75,199	(2,299,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	392,354	-
Principal payments on note payable	(392,354)	-
Repurchase of common stock	(3,726,416)	-
Shares repurchased in litigation settlement	-	(3,206,244)
Net cash used in financing activities	(3,726,416)	(3,206,244)

Effect of foreign currency translation on cash	(3,991)	9,900
Net cash used in operating activities of discontinued operations	(611,278)	(1,796,591)
Net cash provided by (used in) investing activities of discontinued operations	323,807	(626,898)
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CHANGE IN CASH	$(16,756,812)	$(19,814,099)
Cash and cash equivalents - Beginning of period	33,087,864	52,901,962
Cash and cash equivalents - End of period	$16,331,052	$33,087,864

Supplemental disclosure of cash flow information:
Lease liabilities arising from obtaining right-of-use assets	$-	$504,383
Amount due from sale of assets	40,500	-

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an Initial Public Offering (the “Initial Public Offering”) on September 17, 2021. The Company is a biotechnology company focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies. The Company is leveraging its expertise in the fields of neuroscience, translational medicine, and drug development to bring life-changing therapies to patients.

The Company’s lead product candidate, PAS-004, is a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for the Company’s Phase 1 multicenter, open-label trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. The Company is currently conducting the Phase 1 clinical trial. The Company's clinical development plan for PAS-004 following the Phase 1 study is to begin a Phase 1b/2 clinical trial in neurofibromatosis type 1 (NF1)-associated plexiform neurofibroma pediatric and adult patients.

Additionally, the Company has two programs that are in the discovery stage, which the Company believes address limitations in the treatment paradigm of the indications the Company plans to address with these programs, which are currently amyotrophic lateral sclerosis (“ALS”) for PAS-003 and schizophrenia for PAS-001.

During the year ended December 31, 2023, the Company discontinued providing business support services to anti-depression clinics in the U.K. and in the United States, previously conducted through partnerships with healthcare providers. During the year ended December 31, 2023, the at home services in New York, NY as well as in the U.K were discontinued and the Company sold and disposed of the assets associated with the Clinics operations in Los Angeles, CA. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”) (See Note 6), and AlloMek Therapeutics, LLC (“AlloMek”) (See Note 6). Pasithea Therapeutics Limited (U.K.) is a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company, registered in Portugal. Pasithea Clinics Inc. is incorporated in Delaware. Alpha-5 Integrin, LLC is Delaware limited liability company. AlloMek Therapeutics, LLC is Delaware limited liability company. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued (see Note 14).

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period.

Liquidity and Capital Resources

As of December 31, 2023, the Company had approximately $16.3 million of cash and cash equivalents and working capital of approximately $14.1 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying audited consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2023, the Company had cash and cash equivalents of approximately $16.3 million and an accumulated deficit of approximately $35.3 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC, Pasithea Therapeutics Limited (U.K.) and Pasithea Clinics Inc. (“Pasithea Clinics”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the years ended December 31, 2023 and 2022, the Company recorded zero and $0.2 million of grant income as a contra expense within research and development.

General and Administrative

Our general and administrative expenses primarily consist of personnel and related costs, including stock-based compensation, legal fees relating to both intellectual property and corporate matters, accounting and audit related costs, insurance, corporate communications and public company expenses, information technology, office and facility rents and related expenses, including depreciation, amortization and maintenance, and fees for consulting, business development and other professional services.

Grants

In connection with the acquisition of Alpha-5, the Company legally assumed rights under a grant agreement with FightMND, which was entered into by Alpha-5 on September 23, 2021. FightMND supports pre-clinical research, development and assessment of therapeutics for motor neuron disease, including ALS. Under the grant agreement, the Company is entitled to reimbursements for costs incurred for research related to its monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. There was no grant income recognized for the year ended December 31, 2023.  For the year ended December 31, 2022, the Company recorded $0.2 million of grant income related to this grant as a contra expense within research and development.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $13.4 million as of December 31, 2023, and did not have any cash equivalents as of December 31, 2022.

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to ten years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. Leasehold improvements are amortized over the shorter of the estimated useful life of those leasehold improvements and the remaining lease term.

Warrant Liability

The Company accounts for the publicly traded warrants issued in its Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in its Initial Public Offering (the “Representative Warrants” and together with the Public Warrants, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss. The fair value of the IPO Warrants was initially measured using a Black-Scholes pricing model. Currently, the fair value of the Public Warrants is measured using quoted market prices, and the fair value of the Representative Warrants is based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the consolidated balance sheets as of December 31, 2023 and 2022.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, December 31, 2023	$13,419,860		$13,419,860	$-	$-

Liabilities:
Public Warrant liabilities, December 31, 2023	$79,200		$79,200	$-	$-
Representative Warrant liabilities, December 31, 2023	$5,166	$		$-	$5,166

Liabilities:
Public Warrant liabilities, December 31, 2022	$132,000		$132,000	$-	$-
Representative Warrant liabilities, December 31, 2022	$8,611		$-	$-	$8,611

The following table presents a reconciliation of the Level 3 Representative Warrants liabilities:

	Year ended December 31,
	2023	2022
Representative warrant liabilities, January 1	$8,611	$91,200
Issuances	-	-
Exercises	-	-
Change in fair value	(3,445)	(82,589)
Representative warrant liabilities, December 31	$5,166	$8,611

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of December 31, 2023 and 2022, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of December 31, 2023 and 2022, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Year ended December 31,
	2023	2022
Stock options	99,000	50,000
Warrants	767,800	767,800
Restricted stock units	4,168	10,000

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

The relevant translation rates are as follows:

	As of December 31, 2023	As of December 31, 2022
Closing rate, British Pound (GBP) to $USD at period end	1.2747	1.2039
Average rate, GBP to $USD for the period ended	1.2434	1.2362
Closing rate, Euro (EUR) to $USD at period end	0.9052	0.9367
Average rate, EUR to $USD for the period ended	0.9251	0.9517

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of December 31, 2023 and December 31, 2022, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

Acquisitions, Intangible Assets and Goodwill

The consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair value of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain, and could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and members of its Board of Directors (the “Board”) in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and Board members, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period.

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have a material impact to the Company’s condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	As of December 31,
	2023	2022
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	99,220
Office equipment	6,140	26,343
Property and equipment, gross	164,696	128,756
Less: accumulated depreciation	(23,488)	(3,559)
Property and equipment, net	$141,208	$125,197

Depreciation expense was $18,290 and $5,094 for the years ended December 31, 2023 and 2022, respectively.

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15, 2024. The lease had a gross monthly rent of $15,700 per month to December 31, 2022. Starting January 1, 2023, the monthly rent increased by 3% annually, to $16,171 per month in 2023, and will increase to $16,656 in 2024.

This lease was accounted for as an operating lease under ASC 842, Leases, which resulted in the recognition of a right of use asset (“ROU asset”) and liability of approximately $332,000 at inception. The ROU asset is separately presented as a non-current asset and the liability is recorded as a component of current and non-current liabilities on the Company’s Consolidated Balance Sheets. The Company discounted the future lease payments of this lease using the prevailing collateralized lending rate which would be extended to the Company based on its credit profile relative to the period of inception, and the duration of the lease from inception. The interest rate used in calculating the fair value listed above was 7.8%.

As of December 31, 2023, the Company recognized total ROU assets and lease liabilities of as follows:

	As of December 31, 2023	As of December 31, 2022
Non-current leases - right of use assets	$79,271	$500,428
Current liabilities - operating lease liabilities	$81,680	$160,362
Non-current liabilities - operating lease liabilities	$-	$344,021

Operating lease expense	$243,230	$168,812
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$169,695

The following table summarizes the maturity of the Company’s operating lease payments as of December 31, 2023:

2024	$83,280
Total future minimum lease payments	$83,280
Amount representing interest	(1,600)
Present value of net future minimum lease payments	$81,680

NOTE 5 – ACQUISITIONS

Business Combination with Alpha-5 Integrin LLC

On June 21, 2022, the Company entered into a membership purchase agreement (the “Alpha-5 Agreement”) with Alpha-5 to purchase 100% of Alpha-5’s outstanding membership interests. One of the sellers of Alpha-5, Lawrence Steinman, is the Company’s Chairman, and as such is considered a related party to the Company. Alpha-5 was a preclinical-stage company developing a monoclonal antibody (mAbs) for the treatment of amyotrophic lateral sclerosis (“ALS”) and other neuroinflammatory disorders, such as Multiple Sclerosis. In connection with the transaction, the Company issued to the Alpha-5 sellers 163,044 shares of Common Stock, which had a market value of $20.20 on the date of the transaction, and warrants to acquire 50,000 shares of Common Stock at an exercise price of $37.60 per share, for a period of five years from the acquisition date, the aggregate fair value of which was $0.7 million at the date of acquisition.

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

Asset Acquisition of AlloMek Therapeutics, LLC

On October 11, 2022, the Company entered into a membership interest purchase agreement, whereby the Company acquired 100% of the issued and outstanding equity interests of AlloMeK Therapeutics, LLC (“AlloMek”) from the holders thereof on a cash free, debt-free basis (the “AlloMek Acquisition”). AlloMek was a pre-clinical biotechnology company focused on developing PAS-004, a macrocyclic MEK Inhibitor with a unique potency, safety and pharmacokinetic profile. The Company acquired all issued and outstanding equity interests of AlloMek in exchange for: (i) an aggregate of 135,000 shares of Common Stock, (ii) an aggregate of 50,000 warrants to purchase shares of Common Stock at an exercise price of $37.60 per share, which may be exercised on a cashless basis, for a period of five years commencing on the date of issuance, (iii) a cash payment in the amount of $1,050,000, (iv) the right to certain milestone payments in an amount up to $5,000,000, and (v) the right to contingent earn-out payments ranging from 3% to 5% of net sales of the drug depending on the amount of such net sales in the applicable measurement period.  In connection with the closing, each of the sellers entered into a two-year Lock-up Agreement with the Company regarding the shares of Common Stock received by the sellers pursuant. On the one-year anniversary of the closing date, the restrictions contained in the Lock-Up Agreements will terminate for 67,500 shares of Common Stock, and then in each subsequent month, the restrictions will cease for an additional 5,625 shares of Common Stock.

The AlloMek acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is attributable to PAS-004. The cost of the asset acquisition included the purchase consideration as well as transaction expenses, as follows:

135,000 shares of Pasithea common stock	$3,402,000
Warrants to acquire 50,000 shares of common stock at exercise price of $37.60	522,358
Cash	1,000,000
Non-refundable payment for AlloMek transaction expenses	50,000
Pasithea transaction expenses	697,121
Total cost of asset acquisition	$5,671,479

The Company capitalized the cost of the asset acquisition as intellectual property within Intangibles on the consolidated balance sheet as of December 31, 2023 and 2022.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(630,164)	5,041,314	5,671,478	-	5,671,478
Intangible assets, net	$8,571,478	$(630,164)	$7,941,314	$8,571,478	$-	$8,571,478

As of December 31, 2023, future expected amortization expense of Intangible assets was as follows:

2024	630,134
2025	630,134
2026	630,134
2027	630,134
2028	630,134
Thereafter	1,890,644
Remaining future amortization expense	$5,041,314

There were no changes to goodwill for the year ended December 31, 2023. During the year ended December 31, 2022, the Company acquired $1.3 million of goodwill in connection with the acquisition of Alpha-5.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 105,000,000 shares. The authorized capital stock is divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 1,041,582 and 1,301,921 shares of its Common Stock issued and outstanding at December 31, 2023 and 2022, respectively.

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

Effective January 2, 2024, the Company amended its certificate of incorporation to effect a one-for-twenty (1:20) reverse stock split of our outstanding shares of Common Stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares resulting from the reverse stock split were paid in cash. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our Common Stock. See Note 16 for additional information.

2021 Stock Incentive Plan

The Company’s Board and stockholders adopted and approved the 2021 Stock Incentive Plan (the “2021 Plan”) which took effect on July 15, 2021. The 2021 Plan allows for the issuance of securities, including stock options, restricted stock, and restricted stock units (“RSUs”) to employees, Board members and consultants.

As of January 1, 2023, the number of shares of Common Stock available for issuance under the 2021 Plan automatically increased by 39,065 to 137,389. The Company issued an aggregate of 44,000 and 40,000 stock options under the 2021 Plan during the years ended December 31, 2023 and 2022, respectively. Stock options issued under the 2021 Plan vest over a period of three years. Stock-based compensation related to stock options was $520,533 and $439,979, respectively, for the years ended December 31, 2023 and 2022. On December 19, 2023, the remaining shares available under the 2021 Plan were added to the Company’s 2023 Stock Incentive Plan (the “2023 Incentive Plan”, or “2023 Plan”). There will be no new issuances under the 2021 Plan.

2023 Stock Incentive Plan

The Board and stockholders have adopted and approved the 2023 Plan which took effect on December 19, 2023. The 2023 Plan allows for the issuance of securities, including stock options, restricted stock, and restricted stock units (“RSUs”) to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2023 Plan was 125,000 shares plus 28,389 unused shares reserved under the 2021 Plan, which will, on January 1 of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2033, unless the Board decides otherwise, automatically increase to equal to the lessor of (A) three percent (3%) of the number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of Shares as is determined by the Board.

As of December 31, 2023, 153,389 total shares were available under the 2023 Plan, of which no shares were issued and outstanding and 153,389 shares were available for potential issuances.

2022 Common Stock Transactions

During the year ended December 31, 2022, the Company issued 163,044 shares of Common Stock in connection with the business combination with Alpha-5 as referenced in Note 5.

During the year ended December 31, 2022, the Company issued 135,000 shares of Common Stock in connection with the acquisition of AlloMek as referenced in Note 5.

During the year ended December 31, 2022, the Company entered into a comprehensive Settlement and Cooperation Agreement (“the Settlement and Cooperation Agreement”) with certain shareholders (collectively, the “Camac Group”) resolving all outstanding issues between the parties. Pursuant to the Settlement and Cooperation Agreement, the Camac Group agreed to a three-year standstill provision and the parties agreed to dismiss with prejudice the pending Delaware litigation against the Company and the Board filed by the Camac Group. The Company purchased all 160,264 shares of Common Stock held by the Camac Group at a price of $20.006 per share, the equivalent to the 5-day volume-weighted average price of the Common Stock. Additionally, the Company reimbursed approximately $698,000 of certain fees and expenses of the Camac Group, which are included as litigation settlements in the statements of operations.

All repurchased shares were cancelled and recorded within Accumulated Deficit on the Company’s consolidated balance sheet as of December 31, 2022. The Company recorded the reimbursed fees and expenses within Litigation settlements on the consolidated statement of operations for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company entered into settlement agreements with certain shareholders for approximately $300,000, which are included as litigation settlements in the statements of operations.

2023 Common Stock Transactions

On July 20, 2023, the Company announced that its Board authorized the repurchase, through a $4.0 million tender offer of up to approximately 285,000 shares of the Company’s outstanding common stock at a cash purchase price of $14.00 per share (the “Tender Offer”). The Company launched the Tender Offer on August 9, 2023 and it was completed on September 8, 2023.

On September 14, 2023, the Company disclosed the results of the Tender Offer. A total of 266,171 shares of Common Stock (the “Tender Offer Shares”) were validly tendered and not properly withdrawn at a purchase price of $14.00 per share for an aggregate purchase price of $3,726,416, including fees and expenses of $150,000 relating to the Tender Offer. The Company had 1,040,749 shares of Common Stock outstanding following payment for the Tender Offer Shares purchased in the Tender Offer. The Tender Offer Shares were retired and cancelled following the closing of the Tender Offer.

Restricted Stock Units

During the year ended December 31, 2021, the Company issued its chief executive officer, Dr. Marques, 10,000 RSUs with a grant date fair value of $288,000. As of December 31, 2023, 5,832 RSUs were vested. The Company recognized approximately $72,000 and $96,000 of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining unamortized RSU compensation expense was approximately $117,000, and will be expensed quarterly through the year ended December 31, 2024.

Restricted Stock

There was no restricted stock issued during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company issued an aggregate of 13,972 shares of restricted Common Stock to certain consultants for services provided. These 13,972 shares of restricted Common Stock had a total grant date fair value of approximately $282,000 and vested immediately. The Company recognized approximately $282,000 of stock-based compensation expense for these restricted stock issuances for year ended December 31, 2022.

NOTE 8 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the year ended December 31, 2023, the Company issued stock options under the 2021 Plan to employees to purchase an aggregate of 44,000 shares of Common Stock with a strike price of $9.82 per share and a term of ten years. One-third of these options vest within one year of the issuance date and then the remaining stock options vest in equal quarterly installments over the remaining two years. These options had a total fair value of approximately $288,000, as calculated using the Black-Scholes model.

During the year ended December 31, 2023, stock options to purchase an aggregate of 10,000 shares of Common Stock under our 2021 Plan were cancelled with a strike price of $19.20 per share.

During the year ended December 31, 2023, stock options to purchase an aggregate of 44,667 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the year ended December 31, 2022, the Company issued stock options under the 2021 Plan to employees to purchase an aggregate of 20,000 shares of Common Stock with strike prices ranging from $19.20 to $25.20 per share and a term of ten years. One-third of these options vest on the one-year anniversary of the issuance date and then the remaining stock options vest in equal quarterly installments over the remaining two years. These options had a total fair value of approximately $180,000, as calculated using the Black-Scholes model.

During the year ended December 31, 2022, the Company issued stock options under the 2021 Plan to its current chief financial officer, to purchase an aggregate of 15,000 shares of Common Stock with a strike price of $25.20 per share and a term of ten years. One-third of these options vest on the one-year anniversary of the issuance date, one-third of these options vest on the two-year anniversary of the issuance date and one-third of these options vest on the three-year anniversary of the issuance date. These options had a total fair value of approximately $174,000, as calculated using the Black-Scholes model.

During the year ended December 31, 2022, the Company issued stock options under the 2021 Plan to a non-executive Board member, to purchase an aggregate of 5,000 shares of Common Stock with a strike price of $21.20 per share and a term of ten years. One-half of these options vest on the one-year anniversary of the issuance date and one-half of these options vest on the two-year anniversary of the issuance date. These options had a total fair value of approximately $49,000, as calculated using the Black-Scholes model.

During the year ended December 31, 2022, stock options to purchase an aggregate of 5,000 shares of Common Stock under our 2021 Plan were cancelled with a strike price of $100.00 per share.

During the year ended December 31, 2022, stock options to purchase an aggregate of 10,833 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the year ended December 31, 2022, the Company recorded approximately $22,000 of stock-based compensation which was included as part of general and administrative expense.

Stock-Based Compensation

For the years ended December 31, 2023 and 2022, total stock-based compensation expense related to the Company’s stock options was approximately $520,000 and approximately $440,000, respectively. For the year ended December 31, 2023, the Company recognized approximately $398,000 of stock-based compensation related to its options within general and administrative expense, and approximately $122,000 within research and development expense. For the year ended December 31, 2022, all stock-based compensation expense was recorded within general and administrative expense.

Stock option activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Options	Weighted average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	65,000	$45.63	9.12	$-
Granted	44,000	$9.82	-	$-
Expired/Cancelled	(10,000)	$-	-	$-
Exercised	-	$-	-	$-
Outstanding, December 31, 2023	99,000	$32.38	8.55	$-

Exercisable, December 31, 2023	55,500	$44.71	8.39	$-

Outstanding, January 1, 2022	30,000	$86.20	9.74	$-
Granted	40,000	$22.00	-	$-
Expired/Cancelled	(5,000)	$100.00	-	$-
Exercised	-	$-	-	$-
Outstanding, December 31, 2022	65,000	$45.63	9.12	$-

Exercisable, December 31, 2022	10,833	$92.00	8.71	$-

As of December 31, 2023, remaining unamortized stock-based compensation expense related to the stock options was $408,844.

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

	Year ended December 31,
	2023	2022
Expected volatility	68.6%	40.5%
Expected term (in years)	6.5	6.5
Weighted-average risk-free interest rate	4.1%	3.3%
Weighted average fair value of underlying interest	$0.49	$1.10
Expected dividends	-	-

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $6.67 per option and $10.00 per option, respectively.

NOTE 9 – WARRANTS

AlloMek Warrants

During the year ended December 31, 2022, the Company issued warrants to purchase an aggregate of 50,000 shares of Common Stock (the “AlloMek Warrants”) to certain sellers in connection with the acquisition of AlloMek. The AlloMek Warrants were issued on October 11, 2022, were immediately exercisable at $37.60 per share and expire five years from the date of issuance. The total grant date fair value of the AlloMek Warrants was determined to be approximately $0.5 million, as calculated using the Black-Scholes model and were capitalized and included in intangible assets. The assumptions used in the Black-Scholes calculation were as follows: volatility 55.7%; duration five years; and a risk-free rate of 4.14%.

As of December 31, 2023 and 2022, 50,000 AlloMek Warrants were outstanding.

Alpha-5 Warrants

During the year ended December 31, 2022, the Company issued warrants to purchase an aggregate of 50,000 shares of Common Stock (the “Alpha-5 Warrants”) to certain sellers in connection with the acquisition of Alpha-5. The Alpha-5 Warrants were issued on June, 21, 2022, were immediately exercisable at $37.60 per share and expire five years from the date of issuance. The total grant date fair value of the Alpha-5 Warrants was determined to be approximately $0.4 million, as calculated using the Black-Scholes model and were recorded as an increase to additional paid-in capital. This amount was included as part of the consideration paid for the Alpha-5 acquisition and were included as part of the purchase price allocation accordingly. The assumptions used in the Black-Scholes calculation were as follows: volatility 55.7%; duration five years; and a risk-free rate of 3.38%.

As of December 31, 2023 and 2022, 50,000 Alpha-5 Warrants were outstanding.

PIPE Warrants

During the year ended December 31, 2021, the Company issued PIPE Warrants to purchase an aggregate of 434,000 shares of Common Stock to certain investors in connection with the November 2021 Private Placement. The PIPE Warrants were issued on November 24, 2021, are immediately exercisable at $70.00 per share and expire five years from the date of issuance.

As of December 31, 2023 and 2022, 434,000 PIPE Warrants were outstanding.

IPO Warrants

During the year ended December 31, 2021, the Company issued Public Warrants to purchase an aggregate of 276,000 shares of Common Stock in its Initial Public Offering. Simultaneously with the consummation of the closing of the Initial Public Offering, the Company issued the underwriters a total of 13,800 Representative Warrants that became exercisable commencing six (6) months following issuance at an exercise price of $120.00 per share and expire five years from issuance.

The Company evaluated the IPO Warrants based on an assessment of the IPO Warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The IPO warrants are classified as liabilities and remeasured at each reporting period.

As of December 31, 2023 and 2022, 220,000 Public Warrants and 13,800 Representative Warrants were outstanding.

As of December 31, 2023, the fair value of the Public Warrants was approximately $0.36 per Public Warrant based on the closing price of the Public Warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.374 per Representative Warrant which was based on the relative fair value to the Public Warrants.

Warrant activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Warrants	Exercise price per share	Weighted average exercise price
Outstanding and exercisable on January 1, 2023	767,800	$37.60 - $125.00	$82.44
Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-
Outstanding and exercisable on December 31, 2023	767,800	$37.60 - $125.00	$82.44

Outstanding and exercisable on January 1, 2022	667,800	$70.00 - $125.00	$89.20
Granted	100,000	$37.60	$37.60
Expired/Cancelled	-	-	-
Exercised	-	-	-
Outstanding and exercisable on December 31, 2022	767,800	$37.60 - $125.00	$82.44

Warrants exercisable at December 31, 2023 were as follows:

Exercise Price	Number of Warrants	Weighted-average remaining contractual term (years)	Weighted-average exercise price
$37.60	100,000	3.63
$70.00	434,000	2.90
$120.00	13.800	2.71
$125.00	220,000	2.71
	767,800	2.94	$82.44

No warrants were granted, expired/cancelled, or exercised during the year ended December 31, 2023.

NOTE 10 – INCOME TAXES

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

Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are summarized below.

	December 31, 2023	December 31, 2022
Deferred tax assets:
Amortization	$7,000	$8,000
Research & development costs	1,977,000	592,000
ROU asset	1,000	6,000
Warrant liabilities	19,000	33,000
Stock-based compensation	430,000	303,000
Net operation loss carryforwards	5,146,000	3,213,000
Federal R&D tax credit	59,000	-
Total deferred tax asset	7,639,000	4,155,000
Deferred tax liabilities:
Depreciation	(25,000)	(12,000)
Net deferred tax asset	7,614,000	4,143,000
Valuation allowance	(7,614,000)	(4,143,000)
	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income. Our deferred tax asset and valuation allowance increased by $3,471,000 and $3,212,000 for the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.7%	0.1%
Stock-based compensation	(0.9)%	0.8%
Return to provision adjustment	6.6%	-%
Permanent items	-%	(1.6)%
Other	(6.0)%	4.2%
Change in valuation allowance	(22.4)%	(24.4)%
Income tax provision	—%	—%

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2023, the Company had federal and state net operating loss carryforwards available to offset future taxable income in the amounts of approximately $24,300,000 and $11,600,000, respectively, which do not expire.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 11 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

At December 31, 2023, diluted net loss per share did not include the effect of 767,800 shares of Common Stock issuable upon the exercise of outstanding warrants, and 99,000 shares of Common Stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

At December 31, 2022, diluted net loss per share did not include the effect of 767,800 shares of Common Stock issuable upon the exercise of outstanding warrants, and 50,000 shares of Common Stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

NOTE 12  – RELATED PARTY TRANSACTIONS

PsychoGenics, Inc.

In April 2023 we entered into a contract with PsychoGenics, Inc. (“PsychoGenics”) for the conduct of one of our preclinical studies. PsychoGenics is a contract manufacturing organization with extensive experience running preclinical and clinical. Pursuant to the contract, we made aggregate payments to PsychoGenics totaling approximately $0.3 million over the term of the contract. The contract was completed in September 2023.

Dr. Emer Leahy, a member of our Board, is the current Chief Executive Officer and a less than 5% owner of PsychoGenics.

Alpha-5 Integrin, LLC

On June 21, 2022, we entered into the Alpha-5 Agreement with PD Joint Holdings, LLC Series 2016-A and Lawrence Steinman (collectively, the “Sellers”), pursuant to which the Sellers sold all of the issued and outstanding equity of Alpha-5 to the Company. Lawrence Steinman, our Executive Chairman and Co-Founder, was a 20% owner of Alpha-5 at the time of the transaction. Alpha-5 is a preclinical-stage company developing a mAbs for the treatment of ALS and other neuroinflammatory disorders, such as Multiple Sclerosis. In connection with the transaction, we issued to the Sellers 163,044 shares of our Common Stock, which had a market value of $1.01 million on the date of the transaction and warrants exercisable for 50,000 shares of Common Stock at an exercise price of $37.60 per share, expiring five years from the acquisition date, the aggregate fair value of which was $0.4 million at the date of acquisition.

In addition, the Alpha-5 Agreement allows for an earnout payment to be paid as part of the consideration due to the Sellers (the “Earnout Amount”). The Earnout Amount is dependent upon FDA approval of a monoclonal antibody targeting alpha5 beta1 integrin that was in development by Alpha-5 at the time of the execution of the Alpha-5 Agreement. Should such FDA approval be obtained, the Earnout Amount will depend on the attainment of certain net sales targets. The terms of the earnout contain three net sales target thresholds that trigger three different Earnout Amounts depending on which of the three net sales targets is achieved. Net sales generated after the drug is no longer subject to any patent protection or regulatory exclusivity are excluded from the Earnout Amount calculation. The earnout is deemed part of the consideration paid for the acquisition, in the form of contingent consideration. As of December 31, 2023, this amount has been determined by the Company to hold no value.

Consulting Agreement With Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to our Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things. Pursuant to the Steinman Consulting Agreement, Prof. Steinman receives $25,000 per quarter for his services.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – DISCONTINUED OPERATIONS

During the year ended December 31, 2023, we sold and disposed of our assets associated with the Clinics operations in Los Angeles, CA and disposed of our services in the U.K. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

As of December 31, 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the years ended December 31, 2023 and 2022, have been reflected in the consolidated statements of operations and consist of the following:

	Years Ended December 31,
	2023	2022
Revenues	$-	$486,559
Cost of services	-	113,195
Gross margin	-	373,364
General and administrative	518,958	2,601,074
Research and Development	-	-
Loss from discontinued operations	(518,958)	(2,227,710)
Gain on sale of accounts payable	-	34,090
Litigation settlement		(14,947)
Gain on sale of assets	65,048	-
Loss from discontinued operations, before income tax	(453,910)	(2,208,567)
Income tax expense	-	-
Net loss from discontinued operations, net of tax	$(453,910)	$(2,208,567)
Weighted-average common shares outstanding, basic and diluted	1,226,600	1,262,339
Basic and diluted loss per share from discontinued operations	$(0.42)	$(1.76)

The following table presents the gain on the sale of assets in Los Angeles, CA:

As of December 31, 2023
Cash proceeds	$109,500
Proceeds to receive in installments	40,500
Total	$150,000
Less transaction costs	(11,250)
Less book value of assets	(73,702)
Gain on sale, before income tax	$65,048
Income tax expense	-
Gain on sale, net of tax	$65,048

The following table presents non-cash items related to discontinued operations, which are included in the Company’s consolidated statement of cash flows:

Year ended December 31, 2023
Cash Flows From Operating Activities:
Gain on sale of assets	$(65,048)
Supplemental disclosure of cash flow information:
Amount due from sale of assets	$40,500

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2023 through the date these consolidated financial statements were included on Form 10-K and filed with the SEC. Other than the below, there are no subsequent events identified that would require disclosure in these consolidated financial statements.

Reverse Stock Split

On January 2, 2024, the Company implemented a one-for-twenty reverse stock split (“Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001.

As a result of the Reverse Stock Split, every twenty shares of Common Stock issued and outstanding was converted into one share of Common Stock, with a corresponding reduction in the number of authorized shares of Common Stock from 495,000,000 to 100,000,000. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive a fractional share instead received a cash payment (without interest) equal to such fraction multiplied by the average of the closing sales prices of Common Stock on The Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse Stock Split).

The Reverse Stock Split did not change the par value of the Common Stock. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, convertible debt and warrants, have been adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

On January 17, 2024, after effecting the Reverse Stock Split, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that the Common Stock had maintained a closing bid price at or above $1.00 per share for a sufficient number of consecutive business days to regain compliance with the minimum bid price requirement, and that the matter is now closed.

As of March 23, 2024, there were 1,042,415 common shares outstanding.

Issuance of Stock Options

On March 1, 2024, the Company issued stock options under the 2023 Plan to purchase an aggregate of 104,433 shares of Common Stock to certain employees and directors of the Company. These stock options had a strike price of $8.13 per share. Of the shares granted, 37,433 shares were fully vested at issuance and the remaining options vest over a term of one to three years.