Form 10-Q
period 2024-03-31
Pasithea Therapeutics Corp.
filed 2024-05-14
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________.

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

As of May 14, 2024, there were 1,043,248 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,009,347	$16,331,052
Amount due from sale of assets	40,500	40,500
Prepaid expenses	1,038,402	215,895
Other current assets	104,649	104,707
Total current assets	13,192,898	16,692,154
Property and equipment, net	136,491	141,208
Right of use asset- operating lease	32,026	79,271
Intangibles, net	7,783,773	7,941,314
Goodwill	1,262,911	1,262,911
Total assets	$22,408,099	$26,116,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,433,991	$2,552,360
Lease liability- short term portion	32,989	81,680
Total current liabilities	2,466,980	2,634,040

Non-current liabilities
Warrant liabilities	57,650	84,366
Total non-current liabilities	57,650	84,366
Total liabilities	2,524,630	2,718,406

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,043,248 and 1,041,582 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	104	104
Additional paid-in capital	59,068,015	58,721,538
Accumulated other comprehensive loss	(5,272)	(4,652)
Accumulated deficit	(39,179,378)	(35,318,538)
Total stockholders’ equity	19,883,469	23,398,452
Total liabilities and stockholders’ equity	$22,408,099	$26,116,858

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating expenses:
General and administrative	$2,291,646	$2,116,266
Research and development	1,749,128	1,096,286
Loss from operations	(4,040,774)	(3,212,552)

Other income:
Change in fair value of warrant liabilities	26,716	(46,870)
Interest and dividends, net	153,218	(6,388)
Other income (expense), net	179,934	(53,258)

Loss before income taxes	(3,860,840)	(3,265,810)
Provision for income taxes	-	-
Net loss from continuing operations	$(3,860,840)	$(3,265,810)

Net loss from discontinued operations, net of tax	-	(271,869)
Net loss	$(3,860,840)	$(3,537,679)

Weighted-average common shares outstanding, basic and diluted	1,042,479	1,303,652
Basic and diluted loss per share from continuing operations	$(3.70)	$(2.60)
Basic and diluted loss per share from discontinuing operations	$-	$(0.20)

Comprehensive loss:
Net loss	$(3,860,840)	$(3,537,679)
Foreign currency translation	(620)	(2,483)
Comprehensive loss	$(3,861,460)	$(3,540,162)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	1,666	-	48,088	-	-	48,088
-stock options	-	-	297,602	-	-	297,602
-warrants	-	-	787	-	-	787
Foreign currency translation	-	-	-	(620)	-	(620)
Net loss	-	-	-	-	(3,860,840)	(3,860,840)
Balance at March 31, 2024	1,043,248	$104	$59,068,015	$(5,272)	$(39,179,378)	$19,883,469

Balance at January 1, 2023	1,301,921	$130	$61,855,659	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted stock units	4,166	1	23,649	-	-	23,650
-stock options	-	-	153,372	-	-	153,372
Foreign currency translation	-	-	-	(2,483)	-	(2,483)
Net loss	-	-	-		(3,537,679)	(3,537,679)
Balance at March 31, 2023	1,306,087	$131	$62,032,680	$(3,144)	$(22,894,559)	$39,135,108

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,860,840)	$(3,265,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,717	4,179
Amortization expense	157,541	157,541
Stock-based compensation	346,477	177,021
Change in fair value of warrant liabilities	(26,716)	46,870
Non-cash lease expense	-	960
Changes in operating assets and liabilities:
Due from related party	-	(15,782)
Prepaid expenses	(822,507)	(273,402)
Other assets	58	-
Accounts payable and accrued liabilities	(118,369)	(33,855)
Lease liabilities	(1,446)	-
Net cash used in operating activities	(4,321,085)	(3,202,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(53,888)
Net cash used in investing activities	-	(53,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	-	392,354
Principal payments on note payable	-	(128,251)
Net cash provided by financing activities	-	264,103

Effect of foreign currency translation on cash	(620)	(2,483)
Net cash used in operating activities of discontinued operations	-	(183,444)
Net cash provided by (used in) investing activities of discontinued operations	-	4,189

NET CHANGE IN CASH	$(4,321,705)	$(3,173,801)
Cash - Beginning of period	16,331,052	33,087,864
Cash - End of period	$12,009,347	$29,914,063

Supplemental disclosure of cash flow information:
Amount due from sale of assets	$40,500	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The Company’s primary operations (the “Therapeutics” segment) are focused on developing the Company’s lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for the Company’s Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. The Company is currently conducting the Phase 1 clinical trial at clinical sites in the United States and plans to open additional sites in Eastern Europe in the third quarter of 2024. The Company’s clinical development plan for PAS-004 is to begin a Phase 1 clinical trial in adult and pediatric neurofibromatosis type 1 (NF1)-associated plexiform and/or cutaneous neurofibroma and ultimately seek FDA marketing approval in these patient populations.

Additionally, the Company has two programs that are in the discovery stage, which the Company believes address limitations in the treatment paradigm of the indications the Company plans to address with these programs, which are currently amyotrophic lateral sclerosis (“ALS”) for PAS-003 and schizophrenia for PAS-001.

During the year ended December 31, 2023, the Company discontinued providing business support services to anti-depression clinics (the “Clinics” segment) in the U.K. and in the United States, previously conducted through partnerships with healthcare providers. During the year ended December 31, 2023, the at home services in New York, NY as well as in the U.K were discontinued and the Company sold and disposed of the assets associated with the Clinics operations in Los Angeles, CA. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), and AlloMek Therapeutics, LLC (“AlloMek”). Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024 was a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company registered in Portugal. Pasithea Clinics Inc. is incorporated in Delaware. Alpha-5 and AlloMek are both Delaware limited liability companies. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had approximately $12.0 million of cash and cash equivalents and working capital of approximately $10.7 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2024, the Company had cash and cash equivalents of approximately $12.0 million and an accumulated deficit of approximately $39.2 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Alpha-5, AlloMek, Pasithea Therapeutics Limited (U.K.) (was legally dissolved as of January 2, 2024) and Pasithea Clinics Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property and patents. Our research and development costs consist principally of compensation of employees and consultants that perform the Company’s research and development activities, payments to third parties for preclinical, clinical and regulatory activities, costs to acquire drug supply and drug product from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, , and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

Grants

In connection with the acquisition of Alpha-5, the Company legally assumed rights under a grant agreement with FightMND, which was entered into by Alpha-5 on September 23, 2021. FightMND supports pre-clinical research, development and assessment of therapeutics for motor neuron disease, including ALS. Under the grant agreement, the Company is entitled to reimbursements for costs incurred for research related to its monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. There was no grant income recognized for the three months ended March 31, 2024 and March 31, 2023.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $10.6 million and $13.4 million as of March 31, 2024 and December 31, 2023, respectively.

Property and Equipment and Depreciation

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, March 31, 2024	$10,573,078	$10,573,078	$-	$-

Assets:
Cash equivalents, December 31, 2023	$13,419,860	$13,419,860	$-	$-

Liabilities:
Public warrant liabilities, March 31, 2024	$54,120	$54,120	$-	$-
Representative warrant liabilities, March 31, 2024	$3,530	$-	$-	$3,530

Liabilities:
Public warrant liabilities, December 31, 2023	$79,200	$79,200	$-	$-
Representative warrant liabilities, December 31, 2023	$5,166	$-	$-	$5,166

The following table presents a reconciliation of the Level 3 Representative Warrants liabilities:

	Three months ended March 31,
	2024	2023
Representative warrant liabilities, January 1	$5,166	$8,611
Issuances	-	-
Exercises	-	-
Change in fair value	(1,636)	2,870
Representative warrant liabilities, March 31	$3,530	$11,482

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of March 31, 2024 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of March 31, 2024 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Three months ended March 31,
	2024	2023
Stock options	203,433	109,000
Warrants	769,300	767,800
Restricted stock units	2,502	5,833

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

Exchange differences arising from translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss.

The relevant translation rates are as follows:

	As of March 31, 2024	As of December 31, 2023
Closing rate, British Pound (GBP) to $USD at period end	1.2632	1.2747
Average rate, GBP to $USD for the period ended	1.2680	1.2434
Closing rate, Euro (EUR) to $USD at period end	0.9258	0.9052
Average rate, EUR to $USD for the period ended	0.9214	0.9251

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of March 31, 2024 and December 31, 2023, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of March 31, 2024	As of December 31, 2023
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	155,363
Office equipment	6,140	6,140
Property and equipment, gross	164,696	164,696
Less: accumulated depreciation	(28,205)	(23,488)
Property and equipment, net	$136,491	$141,208

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15, 2024. The lease had a gross monthly rent of $15,700 per month to December 31, 2022. Starting January 1, 2023, the monthly rent increased by 3% annually, to $16,171 per month in 2023. Starting January 1, 2024, the monthly rent increased to $16,656.

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

As of March 31, 2024, the Company recognized total ROU assets and lease liabilities as follows:

	As of March 31, 2024	As of December 31, 2023
Non-current leases - right of use assets	$32,026	$79,271
Current liabilities - operating lease liabilities	$32,989	$81,680
Non-current liabilities - operating lease liabilities	$-	$-

Operating lease expense	$42,516	$243,230
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-

The following table summarizes the maturity of the Company’s operating lease payments as of March 31, 2024:

2024 (remaining)	$33,312
Total future minimum lease payments	$33,312
Amount representing interest	(323)
Present value of net future minimum lease payments	$32,989

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(787,705)	4,883,773	5,671,478	(630,164)	5,041,314
Intangible assets, net	$8,571,478	$(787,705)	$7,783,773	$8,571,478	$(630,164)	$7,941,314

As of March 31, 2024, future expected amortization expense of Intangible assets was as follows:

2024 (remaining)	$472,623
2025	630,164
2026	630,164
2027	630,164
2028	630,164
Thereafter	1,890,494
Remaining future amortization expense	$4,883,773

There were no changes to goodwill for the three months ended March 31, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 105,000,000 shares. The authorized capital stock is divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 1,043,248 and 1,306,087 shares of its Common Stock issued and outstanding at March 31, 2024 and 2023, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. Our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws do not provide for cumulative voting rights.

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

Effective January 2, 2024, the Company amended its Second Amended and Restated Certificate of Incorporation to effect a one-for-twenty (1:20) reverse stock split of our outstanding shares of Common Stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares resulting from the reverse stock split were paid in cash. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our Common Stock.

2023 Stock Incentive Plan

The Board and stockholders have adopted and approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) which took effect on December 19, 2023. The 2023 Plan allows for the issuance of securities, including stock options, restricted stock, and restricted stock units (“RSUs”) to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2023 Plan was 125,000 shares plus 28,389 unused shares reserved under the Company’s 2021 Stock Incentive Plan, which will, on January 1 of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2033, unless the Board decides otherwise, automatically increase to equal to the lessor of (A) three percent (3%) of the number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of Shares as is determined by the Board.

On January 1, 2024, the number of shares of Common Stock available for issuance under the 2023 Plan automatically increased by 31,254 shares. As of March 31, 2024, a total of 184,643 shares of Common Stock were available under the 2023 Plan, of which 104,433 shares were issued and outstanding and 80,210 shares were available for potential issuances.

Common Stock Issuances for the Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company issued 1,666 shares of Common Stock due to the vesting of restricted stock units (“RSUs”) and recognized approximately $48,000 of stock-based compensation expense related to its outstanding RSUs. Stock-based compensation expense related to the Company’s RSUs is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024, the remaining unamortized RSU stock-based compensation expense was approximately $69,000.

Common Stock Issuances for the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 4,166 shares of Common Stock due to the vesting of RSUs and recognized approximately $24,000 of stock-based compensation expense related to its outstanding RSUs. Stock-based compensation expense related to the Company’s RSUs is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2023, remaining unamortized RSU stock-based compensation expense was approximately $165,500.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended March 31, 2024, the Company issued stock options under the 2023 Plan to employees, to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $657,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13.

During the three months ended March 31, 2024, stock options to purchase an aggregate of 42,767 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

Stock-Based Compensation

For the three months ended March 31, 2024 and 2023, total stock-based compensation expense related to the Company’s stock options was approximately $298,000 and $153,000, respectively. For the three months ended March 31, 2024, the Company recognized approximately $184,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $114,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023, all stock-based compensation expense was recorded within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2024:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	99,000	$32.38	8.55	$-
Granted	104,433	8.13	9.92	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2024	203,433	$19.93	9.13	-
Exercisable, March 31, 2024	98,267	$29.13	8.83	$-

As of March 31, 2024, the remaining unamortized stock-based compensation expense related to the stock options was approximately $729,000.

NOTE 8 – WARRANTS

As of March 31, 2024, the fair value of the Public Warrants was approximately $0.246 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.256 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of Warrants	Weighted-average remaining contractual term (years)	Weighted-average exercise price
$8.13	1,500	9.92
$37.60	100,000	3.38
$70.00	434,000	2.65
$120.00	13,800	2.46
$125.00	220,000	2.46
	769,300	2.70	$82.29

During the three months ended March 31, 2024, the Company issued warrants to purchase an aggregate of 1,500 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 and become exercisable in twelve equal monthly installments commencing on April 1, 2024 at $8.13 per share. The warrants expire ten years from the date of issuance.

For the three months ended March 31, 2024 and 2023, total stock-based compensation expense related to the Company’s warrants was approximately $787 and zero, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

No warrants were expired/cancelled or exercised during the three months ended March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the three months ended March 31, 2024 and 2023, have been reflected in the condensed consolidated statements of operations and consist of the following:

	Three Months Ended March 31,
	2024	2023
Revenues	$-	$-
Cost of services	-	-
Gross margin	-	-

General and administrative	-	271,869
Loss from discontinued operations	$-	$(271,869)

Weighted-average common shares outstanding, basic and diluted	1,042,479	1,303,652
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.21)

In accordance with U.S. GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. As such, the general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of the Clinics business.

The following table presents non-cash items related to discontinued operations, which are included in the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2024:

Supplemental disclosure of cash flow information:
Amount due from sale of assets	$40,500

NOTE 11 – RELATED PARTY TRANSACTIONS

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2024 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. There are no subsequent events identified that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), and AlloMek Therapeutics, LLC (“AlloMek”). Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024 was a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, is a private limited Company registered in Portugal. Pasithea Clinics Inc. is incorporated in Delaware. Alpha-5 and AlloMek, are both Delaware limited liability companies. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC, and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans to develop and commercialize our product candidates involves a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Public Warrants;

●	our ability to restructure our operations to comply with any potential future changes in government regulation;

●	disruptions to the development of our product candidates due to public health crises, such as epidemics and pandemics, including the COVID-19 global pandemic;

●

the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets;

●	business interruptions resulting from geopolitical actions and global events, including political instability, natural disasters and events of terrorism and wars such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and the conflict between Hamas and Israel; and

●	our reliance on foreign contract research organizations (CROs) and contract manufacturing organizations (CMOs), including WuXi, that may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies

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

Company Summary

We are a clinical-stage biotechnology company primarily focused on the discovery, research and development of innovative treatments for CNS disorders and other diseases, including RASopathies.

Our primary operations ,the Therapeutics segment, are focused on developing our lead therapeutic candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs with a similar mechanism of action. PAS-004 is a small molecule allosteric inhibitor of MEK 1 and MEK 2 for potential use in the treatment of a range of RASopathies, including neurofibromatosis type 1 (“NF1”)- associated neurofibromas and a number of oncology indications, among others that we acquired from AlloMek Therapeutics, LLC in October 2022. In December 2023, the FDA cleared our IND for PAS-004 and the Company received a study may proceed letter from the FDA for the Company’s Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. The Company is currently conducting the Phase 1 clinical trial at four clinical sites in the United States and plans to open an additional three sites in Eastern Europe in the third quarter of 2024. The Company’s clinical development plan for PAS-004 is to begin a Phase 1 clinical trial in adult and pediatric NF1-associated plexiform and/or cutaneous neurofibroma and ultimately seek FDA marketing approval in these patient populations.

Additionally, the Company has two programs that are in the discovery stage, which the Company believes address limitations in the treatment paradigm of the indications the Company plans to address with these programs, which are currently ALS for PAS-003 and schizophrenia for PAS-001. During the year ended December 31, 2023, we determined to cease further development of our PAS-002 program for multiple sclerosis due to several factors including the significant capital, resources and time required to develop the program, and the current and projected availability of effective treatment options for MS patients, among others.

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

Recent Developments

Reverse Stock Split

On December 28, 2023, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation reflecting a one-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock which became effective at 12:01 a.m. Eastern Time on January 2, 2024. As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock, with a corresponding reduction in the number of authorized shares of Common Stock from 495,000,000 to 100,000,000. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share instead received a cash payment (without interest) equal to such fraction multiplied by the average of the closing sales prices of Common Stock on The Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split (with such average closing sales prices adjusted to give effect to the Reverse Stock Split). All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, convertible debt and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

The accompanying condensed consolidated financial statements reflect the Reverse Stock Split. All share and per share information data herein that relates to our Common Stock prior to the effective date has been retroactively restated to reflect the Reverse Stock Split.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2024, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Our financial results for the three months ended March 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended March 31,
	2024	2023	Change	% Change
General and administrative	$2,291,646	$2,116,266	$175,380	8.3%
Research and development	1,749,128	1,096,286	652,842	59.6%
Loss from operations	(4,040,774)	(3,212,552)	(828,222)	25.8%
Other income (expense), net	179,934	(53,258)	233,192	(437.9)%
Net loss from continuing operations	(3,860,840)	(3,265,810)	(595,030)	18.2%
Net loss from discontinued operations, net of tax	-	(271,869)	271,869	(100.0)%
Net loss	$(3,860,840)	$(3,537,679)	$(323,161)	9.1%

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance and accounting, legal, operations support, information technology and human resource functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expense, including rent, utilities, depreciation, amortization, and maintenance, as well as legal fees related to intellectual property and corporate matters, fees for accounting and consulting services and other expenses, including insurance, public company and corporate communications, information technology, and board fees.

General and administrative expenses increased by approximately $175,000, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by increases in (i) non-cash amortization and depreciation and stock-based compensation of approximately $78,000, (ii) legal expenses of approximately $219,000, (iii) public company and corporate communications expenses of approximately $105,000, (iv) insurance costs of approximately $30,000 and (v) other expenses totaling approximately $69,000, offset by decreases in (vi) personnel related expenses of approximately $257,000, (vii) accounting and auditing fees of approximately $44,000, and (viii) business development and consulting costs of approximately $25,000.

We expect general and administrative expenses to decrease in fiscal year 2024 as compared to fiscal year 2023 due to the non-recurring expenses that were incurred in 2023 related to the unsolicited, non-binding proposal to acquire all outstanding shares of the Company from a third party and the tender offer we completed in September 2023.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three months ended March 31, 2024, and PAS-004, PAS-003, and PAS-001 for the three months ended March 31, 2023.

Research and development expenses increased by approximately $652,000, or 60%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by increases in (i) clinical development costs of approximately $683,000 related to the initiation of the Phase 1 clinical trial of PAS-004, (ii) CMC expenses of approximately $342,000 related to the manufacturing of PAS-004 drug substance and drug product, and (iii) non-cash stock-based compensation of approximately $92,000, offset by decreases in preclinical research and development expenses related to our discovery programs of approximately $463,000.

We expect research and development expenses to increase in fiscal year 2024 as compared to fiscal year 2023 primarily due to the clinical development of PAS-004 as well as PAS-004 CMC activities.

Other income (expense), net

For the three months ended March 31, 2024, other income (expense), net increased by approximately $233,000 compared to the three months ended March 31, 2023. The increase in other income (expense), net is due primarily to dividend income of $153,000 during the three months ended March 31, 2024 that did not occur in the three months ended March 31, 2023. The remaining increase in other income (expense), net is related to the decrease in the fair value of warrant liabilities. See “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on the accounting treatment of the Public Warrants and the Representative Warrants.

Discontinued Operations

During the year ended December 31, 2023, we discontinued our support services to anti-depression clinics in the U.K. and related at-home services in New York, NY. We also discontinued our clinical operations in Los Angeles, CA and disposed of the related property. Accordingly, we discontinued the operations of our Clinics segment provided by our subsidiaries, and currently have one reportable segment, the Therapeutics segment, related to the research and development of our therapeutic product candidates. As of March 31, 2023, all activity related to our discontinued subsidiaries is included in Net loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss.

Working Capital

	As of March 31, 2024	As of December 31, 2023
Current assets	$13,192,898	$16,692,154
Current liabilities	2,466,980	2,634,040
Working capital	$10,725,918	$14,058,114

Working capital decreased by approximately $3.3 million between December 31, 2023 and March 31, 2024 due primarily to cash used to fund operations for the three months ended March 31, 2024.

Liquidity and Financial Condition

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,860,840)	$(3,537,679)

Net cash used in operating activities	$(4,321,085)	$(3,202,278)
Net cash used in investing activities	-	(53,888)
Net cash provided by financing activities	-	264,103
Effect of foreign currency translation	(620)	(2,483)
Net cash used in discontinued operations	-	(179,255)

Decrease in cash and cash equivalents	$(4,321,705)	$(3,173,801)

Cash and cash equivalents decreased by approximately $4.3 million for the three months ended March 31, 2024, compared to a decrease of approximately $3.2 million for the three months ended March 31, 2023, which was primarily attributable to cash used to fund operations and an increase in prepaid expenses.

Liquidity & Capital Resources Outlook

As of March 31, 2024, we had approximately $12.0 million in operating bank accounts and money market funds, with working capital of approximately $10.7 million. We have incurred significant operating losses and negative cash flows from operations. On March 31, 2024, we had an accumulated deficit of approximately $39.1 million. We have incurred recurring losses, have experienced recurring negative operating cash flows, and require significant cash resources to execute our business plans. Historically, our major sources of cash have been comprised of proceeds from various public and private offerings of our capital stock. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placement we consummated in November 2021 and the receipt of cash upon the prior exercise of our outstanding warrants. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this annual report, without raising additional capital.

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

Critical Accounting Estimates

Our critical accounting estimates, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2023, as filed on March 29, 2024. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15(e), are not effective at a reasonable assurance level due to the material weakness described below.

Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Form 10-K for the year ended December 31, 2023, as filed on March 29, 2024, management in connection with our independent auditors identified a material weakness in our controls related to the review of the annual income tax provision prepared by a third-party firm during the audit process related to our fiscal year ended December 31, 2023. Specifically, we did not maintain effective controls to sufficiently review the completeness and accuracy of the annual tax provision in Note 10 to our financial statements (the “Tax Provision Disclosure”) included in our Form 10-K for the year ended December 31, 2023

In response to the material weakness, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, initiated a reassessment of our processes and controls related to the Tax Provision Disclosure and developed an action plan to remediate this matter, which included creating processes to ensure a thorough review of all materials and schedules prepared by third parties with respect to the Tax Provision Disclosure and engaging a tax professional to prepare and review any Tax Provision Disclosures. Management believes the involvement of the tax professional provides sufficient remediation.

Evaluation of Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 29, 2024. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and Public Warrants could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Date: May 14, 2024

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2024