Form 10-Q
period 2024-06-30
Pasithea Therapeutics Corp.
filed 2024-08-13
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 13, 2024, there were 1,044,081 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$7,967,569	$16,331,052
Amount due from sale of assets	-	40,500
Prepaid expenses	570,242	215,895
Other current assets	104,654	104,707
Total current assets	8,642,465	16,692,154
Property and equipment, net	131,776	141,208
Right of use asset- operating lease	-	79,271
Intangibles, net	7,626,232	7,941,314
Goodwill	1,262,911	1,262,911
Total assets	$17,663,384	$26,116,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,394,852	$2,552,360
Lease liability- short term portion	-	81,680
Total current liabilities	1,394,852	2,634,040

Non-current liabilities
Warrant liabilities	93,272	84,366
Total non-current liabilities	93,272	84,366
Total liabilities	1,488,124	2,718,406

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,044,081 and 1,041,582 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	104	104
Additional paid-in capital	59,228,967	58,721,538
Accumulated other comprehensive loss	(8,184)	(4,652)
Accumulated deficit	(43,045,627)	(35,318,538)
Total stockholders’ equity	16,175,260	23,398,452
Total liabilities and stockholders’ equity	$17,663,384	$26,116,858

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:
General and administrative	$1,587,060	$1,800,536	$3,878,706	$3,916,802
Research and development	2,357,974	2,028,165	4,107,102	3,124,451
Loss from operations	(3,945,034)	(3,828,701)	(7,985,808)	(7,041,253)

Other income (expense):
Change in fair value of warrant liabilities	(35,622)	113,426	(8,906)	66,556
Interest and dividends, net	114,407	117,191	267,625	110,803
Other income (expense), net	78,785	230,617	258,719	177,359

Loss before income taxes	(3,866,249)	(3,598,084)	(7,727,089)	(6,863,894)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(3,866,249)	$(3,598,084)	$(7,727,089)	$(6,863,894)

Net loss from discontinued operations, net of tax	-	(165,146)	-	(437,015)
Net loss	$(3,866,249)	$(3,763,230)	$(7,727,089)	$(7,300,909)

Weighted-average common shares outstanding, basic and diluted	1,043,312	1,306,401	1,042,895	1,305,034
Basic and diluted loss per share from continuing operations	$(3.71)	$(2.75)	$(7.41)	$(5.26)
Basic and diluted loss per share from discontinuing operations	$-	$(0.13)	$-	$(0.33)

Comprehensive loss:
Net loss	$(3,866,249)	$(3,763,230)	$(7,727,089)	$(7,300,909)
Foreign currency translation	(2,912)	(317)	(3,532)	(2,800)
Comprehensive loss	$(3,869,161)	$(3,763,547)	$(7,730,621)	$(7,303,709)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	1,666	-	48,088	-	-	48,088
-stock options	-	-	297,602	-	-	297,602
-warrants	-	-	787	-	-	787
Foreign currency translation	-	-	-	(620)	-	(620)
Net loss	-	-	-	-	(3,860,840)	(3,860,840)
Balance at March 31, 2024	1,043,248	$104	$59,068,015	$(5,272)	$(39,179,378)	$19,883,469
Stock-based compensation:
-restricted stock units	833	-	23,912	-	-	23,912
-stock options	-	-	134,680	-	-	134,680
-warrants	-	-	2,360	-	-	2,360
Foreign currency translation	-	-	-	(2,912)	-	(2,912)
Net loss	-	-	-	-	(3,866,249)	(3,866,249)
Balance at June 30, 2024	1,044,081	$104	$59,228,967	$(8,184)	$(43,045,627)	$16,175,260

Balance at January 1, 2023	1,301,921	$130	$61,855,659	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted stock units	4,166	1	23,649	-	-	23,650
-stock options	-	-	153,372	-	-	153,372
Foreign currency translation	-	-	-	(2,483)	-	(2,483)
Net loss	-	-	-		(3,537,679)	(3,537,679)
Balance at March 31, 2023	1,306,087	$131	$62,032,680	$(3,144)	$(22,894,559)	$39,135,108
Stock-based compensation:
-restricted stock units	833	1	23,910	-	-	23,911
-stock options	-	-	194,722	-	-	194,722
Foreign currency translation	-	-	-	(317)	-	(317)
Net loss	-	-	-	-	(3,763,230)	(3,763,230)
Balance at June 30, 2023	1,306,920	$132	$62,251,312	$(3,461)	$(26,657,789)	$35,590,194

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,727,089)	$(6,863,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,432	8,895
Amortization expense	315,082	315,082
Stock-based compensation	507,429	395,655
Change in fair value of warrant liabilities	8,906	(66,556)
Non-cash lease expense	-	1,920
Gain on sale of assets	-	(65,048)
Changes in operating assets and liabilities:
Prepaid expenses	(354,347)	(252,198)
Other assets	40,553	(189,203)
Accounts payable and accrued liabilities	(1,157,508)	433,403
Lease liabilities	(2,409)	-
Net cash used in operating activities	(8,359,951)	(6,281,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(56,996)
Net cash proceeds from sale of assets	-	27,500
Net cash used in investing activities	-	(29,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	-	392,354
Principal payments on note payable	-	(259,019)
Net cash provided by financing activities	-	133,335

Effect of foreign currency translation on cash	(3,532)	(2,800)
Net cash used in operating activities of discontinued operations	-	(583,133)
Net cash provided by investing activities of discontinued operations	-	323,807

NET CHANGE IN CASH	$(8,363,483)	$(6,440,231)
Cash - Beginning of period	16,331,052	33,087,864
Cash - End of period	$7,967,569	$26,647,633

Supplemental disclosure of cash flow information:
Amount due from sale of assets	$-	$122,500

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had approximately $8.0 million of cash and cash equivalents and working capital of approximately $7.2 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2024, the Company had cash and cash equivalents of approximately $8.0 million and an accumulated deficit of approximately $43.0 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

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

Grants

In connection with the acquisition of Alpha-5, the Company legally assumed rights under a grant agreement with FightMND, which was entered into by Alpha-5 on September 23, 2021. FightMND supports pre-clinical research, development and assessment of therapeutics for motor neuron disease, including ALS. Under the grant agreement, the Company is entitled to reimbursements for costs incurred for research related to its monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. There was no grant income recognized for the six months ended June 30, 2024 and 2023.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $7.1 million and $13.4 million as of June 30, 2024 and December 31, 2023, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, June 30, 2024	$7,187,485	$7,187,485	$-	$-

Assets:
Cash equivalents, December 31, 2023	$13,419,860	$13,419,860	$-	$-

Liabilities:
Public warrant liabilities, June 30, 2024	$87,560	$87,560	$-	$-
Representative warrant liabilities, June 30, 2024	$5,712	$-	$-	$5,712

Liabilities:
Public warrant liabilities, December 31, 2023	$79,200	$79,200	$-	$-
Representative warrant liabilities, December 31, 2023	$5,166	$-	$-	$5,166

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three months ended June 30,
	2024	2023
Representative warrant liabilities, April 1	$3,530	$8,611
Issuances	-	-
Exercises	-	-
Change in fair value	2,182	(4,076)
Representative warrant liabilities, June 30	$5,712	$4,535

	Six months ended June 30,
	2024	2023
Representative warrant liabilities, January 1	$5,166	$8,611
Issuances	-	-
Exercises	-	-
Change in fair value	546	(4,076)
Representative warrant liabilities, June 30	$5,712	$4,535

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of June 30, 2024 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of June 30, 2024 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Six Months Ended June 30,
	2024	2023
Stock options	198,079	99,000
Warrants	769,300	767,800
Restricted stock units	1,669	5,000

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

The relevant translation rates are as follows:

	As of June 30, 2024	As of December 31, 2023
Closing rate, British Pound (GBP) to $USD at period end	1.2642	1.2747
Average rate, GBP to $USD for the period ended	1.2649	1.2434
Closing rate, Euro (EUR) to $USD at period end	0.9330	0.9052
Average rate, EUR to $USD for the period ended	0.9252	0.9251

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of June 30, 2024 and December 31, 2023, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of June 30, 2024	As of December 31, 2023
Leasehold improvements	$3,193	$3,193
Laboratory equipment	155,363	155,363
Office equipment	6,140	6,140
Property and equipment, gross	164,696	164,696
Less: accumulated depreciation	(32,920)	(23,488)
Property and equipment, net	$131,776	$141,208

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15, 2024. The lease had a gross monthly rent of $15,700 per month to December 31, 2022. Starting January 1, 2023, the monthly rent increased by 3% annually, to $16,171 per month in 2023. Starting January 1, 2024, the monthly rent increased to $16,656. The Company had no remaining lease payments as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the Company recognized total ROU assets and lease liabilities as follows:

	As of June 30, 2024	As of December 31, 2023
Non-current leases - right of use assets	$—	$79,271
Current liabilities - operating lease liabilities	$—	$81,680
Non-current liabilities - operating lease liabilities	$—	$—

Operating lease expense	$122,103	$243,230
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$—

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$—	$2,900,000	$2,900,000	$—	$2,900,000
Patents and intellectual property	5,671,478	(945,246)	4,726,232	5,671,478	(630,164)	5,041,314
Intangible assets, net	$8,571,478	$(945,246)	$7,626,232	$8,571,478	$(630,164)	$7,941,314

As of June 30, 2024, future expected amortization expense of Intangible assets was as follows:

2024 (remaining)	$315,082
2025	630,164
2026	630,164
2027	630,164
2028	630,164
Thereafter	1,890,494
Remaining future amortization expense	$4,726,232

There were no changes to goodwill for the six months ended June 30, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 105,000,000 shares. The authorized capital stock is divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 1,044,081 and 1,041,582 shares of its Common Stock issued and outstanding at June 30, 2024 and December 31,2023, respectively.

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

On January 1, 2024, the number of shares of Common Stock available for issuance under the 2023 Plan automatically increased by 31,254 shares. As of June 30, 2024, a total of 184,643 shares of Common Stock were available under the 2023 Plan, of which 104,433 shares were issued and outstanding and 80,210 shares were available for potential issuances.

Common Stock Issuances for the Three and Six Months Ended June 30, 2024

During the three and six months ended June 30, 2024, the Company issued 833 and 2,499 shares of Common Stock, respectively, due to the vesting of restricted stock units (“RSUs”) and recognized approximately $24,000 and $72,000 of stock-based compensation expense, respectively, related to its outstanding RSUs. Stock-based compensation expense related to the Company’s RSUs is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024, the remaining unamortized RSU stock-based compensation expense was approximately $45,000 with remaining six months of amortization.

Common Stock Issuances for the Three and Six Months Ended June 30, 2023

During the three and six months ended June 30, 2023, the Company issued 833 and 4,999 shares of Common Stock, respectively, due to the vesting of RSUs, and recognized approximately $24,000 and $48,000, respectively, of stock-based compensation expense related to its outstanding RSUs. Stock-based compensation expense related to the Company’s RSUs is recognized within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2023, remaining unamortized RSU stock-based compensation expense was approximately $142,000 with remaining 18 months of amortization.

The Company did not grant any RSUs or restricted stock during the three and six months ended June 30, 2023.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended June 30, 2024, the Company did not issue any stock options. During the three months ended June 30, 2024, stock options to purchase an aggregate of 4,771 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the six months ended June 30, 2024, the Company issued stock options under the 2023 Plan to employees, to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $657,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13.

During the six months ended June 30, 2024, stock options to purchase an aggregate of 47,538 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

Stock-Based Compensation

For the three months ended June 30, 2024 and 2023, total stock-based compensation expense related to the Company’s stock options was approximately $135,000 and $195,000, respectively. For the three months ended June 30, 2024, the Company recognized approximately $107,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $28,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2023, all stock-based compensation expense was recorded within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2024 and 2023, total stock-based compensation expense related to the Company’s stock options was approximately $432,000 and approximately $348,000, respectively. For the six months ended June 30, 2024, the Company recognized approximately $290,000 of stock-based compensation related to its options within general and administrative expense, and approximately $142,000 within research and development expense. For the six months ended June 30, 2023, all stock-based compensation expense was recorded within general and administrative expense.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2024:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	99,000	$32.38	8.55	$-
Granted	104,433	8.13	9.67	-
Expired/Cancelled	(5,354)	9.82	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2024	198,079	$20.21	8.89	-
Exercisable, June 30, 2024	103,038	$28.47	8.57	$-

As of June 30, 2024, the remaining unamortized stock-based compensation expense related to the stock options was approximately $610,000 with remaining 31 months of amortization.

NOTE 8 – WARRANTS

As of June 30, 2024, the fair value of the Public Warrants was approximately $0.398 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.414 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of Warrants	Weighted-average remaining contractual term (years)	Weighted-average exercise price
$8.13	1,500	9.67
$37.60	100,000	3.13
$70.00	434,000	2.40
$120.00	13,800	2.21
$125.00	220,000	2.21
	769,300	2.45	$82.29

During the three months ended June 30, 2024, the Company did not issue any warrants.

During the six months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 1,500 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 and become exercisable in twelve equal monthly instalments commencing on April 1, 2024 at $8.13 per share. The warrants expire ten years from the date of issuance.

For the three months ended June 30, 2024 and 2023, total stock-based compensation expense related to the Company’s warrants was approximately $2,360 and $0, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2024 and 2023, total stock-based compensation expense related to the Company’s warrants was approximately $3,147 and $0, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

No warrants were expired/cancelled or exercised during the six months ended June 30, 2024.

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

NOTE 10 – DISCONTINUED OPERATIONS

During the year ended December 31, 2023, the Company sold and disposed of our assets associated with the Clinics operations in Los Angeles, CA and disposed of our services in the U.K. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

As of June 30, 2024 and December 31, 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the three and six months ended June 30, 2024 and 2023, have been reflected in the condensed consolidated statements of operations and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-
Cost of services	-	-	-	-
Gross margin	-	-	-	-

General and administrative	-	165,146	-	502,063
Loss from discontinued operations	-	(165,146)	-	(502,063)
Gain on sale of assets	-	-	-	65,048
Loss from discontinued operations, before income tax	-	(165,146)	-	(437,015)
Income tax expense	-	-	-	-
Net loss from discontinued operations, net of tax	$-	$(165,146)	$-	$(437,015)

Weighted-average common shares outstanding, basic and diluted	1,043,312	1,306,401	1,042,895	1,305,034
Basic and diluted loss per share from discontinued operations	$-	$(0.13)	$-	$(0.38)

In accordance with U.S. GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. As such, the general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of the Clinics business.

NOTE 11 – RELATED PARTY TRANSACTIONS

PsychoGenics, Inc.

In April 2023 we entered into a contract with PsychoGenics, Inc. (“PsychoGenics”) for the conduct of one of our preclinical studies. PsychoGenics is a contract manufacturing organization with extensive preclinical experience in CNS and orphan disorders. Pursuant to the contract, we made aggregate payments to PsychoGenics totalling approximately $0.3 million over the term of the contract. The contract was completed in September 2023.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2024 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. There are no subsequent events identified that would require disclosure.

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

●

our reliance on foreign contract research organizations (CROs) and contract manufacturing organizations (CMOs), including WuXi AppTec, that may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

Company Summary

We are a clinical-stage biotechnology company primarily focused on the discovery, research and development of innovative treatments for CNS disorders and other diseases, including RASopathies.

Our primary operations, the Therapeutics segment, are focused on developing our lead therapeutic candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs with a similar mechanism of action. PAS-004 is a small molecule allosteric inhibitor of MEK 1 and MEK 2 for potential use in the treatment of a range of RASopathies, including neurofibromatosis type 1 (“NF1”)- associated neurofibromas and a number of oncology indications, among others that we acquired from AlloMek Therapeutics, LLC in October 2022. In December 2023, the FDA cleared our IND for PAS-004 and the Company received a study may proceed letter from the FDA for the Company’s Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. The Company is currently conducting the Phase 1 clinical trial at four clinical sites in the United States and plans to open an additional three sites in Eastern Europe in the third quarter of 2024. The Company’s clinical development plan for PAS-004 is to begin a Phase 1 clinical trial in adult and pediatric NF1-associated plexiform and/or cutaneous neurofibroma and ultimately seek FDA marketing approval in these patient populations.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Our financial results for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended June 30,
	2024	2023	Change	% Change
General and administrative	$1,587,060	$1,800,536	$(213,476)	(11.9)
Research and development	2,357,974	2,028,165	329,809	16.3
Loss from operations	(3,945,034)	(3,828,701)	(116,333)	3.0
Other income (expense), net	78,785	230,617	(151,832)	(65.8)
Net loss from continuing operations	(3,866,249)	(3,598,084)	(268,165)	7.5
Net loss from discontinued operations, net of tax	-	(165,146)	165,146	(100.0)
Net loss	$(3,866,249)	$(3,763,230)	$(103,019)	2.7

	For the Six Months Ended June 30,
	2024	2023	Change	% Change
General and administrative	$3,878,706	$3,916,802	$(38,096)	(1.0)
Research and development	4,107,102	3,124,451	982,651	31.5
Loss from operations	(7,985,808)	(7,041,253)	(944,555)	13.4
Other income (expense), net	258,719	177,359	81,360	45.9
Net loss from continuing operations	(7,727,089)	(6,863,894)	(863,195)	12.6
Net loss from discontinued operations, net of tax	-	(437,015)	437,015	(100.0)
Net loss	$(7,727,089)	$(7,300,909)	$(426,180)	5.8

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

General and administrative expenses decreased by approximately $213,000, or 12%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by decreases in (i) accounting and business development of approximately $27,000 (ii) non-cash amortization and depreciation and stock-based compensation of approximately $184,000, (iii) personnel related expenses of approximately $67,000, (iv) legal expenses of approximately $48,000, (v) public company and corporate communications expenses of approximately $25,000 and (vi) other expenses of approximately $104,000, offset by increases in (i) office expenses of approximately $204,000 and (ii) consulting costs of approximately $38,000.

General and administrative expenses decreased by approximately $38,000, or 1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by decreases in (i) personnel costs of approximately $324,000, (ii) accounting and business development of approximately $95,000 and (iii) other expenses of approximately $104,000, offset by increases in (i) legal expenses of approximately $171,000, (ii) office expenses, including franchise taxes and insurance of approximately $145,000, (iii) public company and corporate communications expenses of approximately $80,000, (iv) non-cash amortization and depreciation and stock-based compensation of approximately $52,000 and (v) consulting costs of approximately $37,000.

We expect general and administrative expenses to continue at lower levels in fiscal year 2024 as compared to fiscal year 2023 due to the non-recurring expenses that were incurred in 2023 related to the unsolicited, non-binding proposal to acquire all outstanding shares of the Company from a third party and the tender offer we completed in September 2023.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three and six months ended June 30, 2024, and PAS-004, PAS-003, and PAS-001 for the three and six months ended June 30, 2023.

Research and development expenses increased by approximately $307,000, or 15%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by increases in (i) clinical trial costs of approximately $844,000 related to the initiation of the Phase 1 clinical trial of PAS-004, (ii) personnel expenses, including salaries, benefits and severance payments of approximately $279,000 related to the closure of our research laboratory and reduction in related workforce, and (iii) general expenses of approximately $74,000, offset by decreases in (i) manufacturing and CMC expenses of approximately $323,000, (ii) preclinical research and development expenses related to our discovery programs of approximately $ 460,000, (iii) consulting costs of approximately $53,000 and (iv) non-cash stock-based compensation of approximately $54,000.

Research and development expenses increased by approximately $982,000, or 31%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by increases in (i) clinical trial costs of approximately $1,527,000 related to the initiation of the Phase 1 clinical trial of PAS-004, (ii) personnel expenses, including salaries, benefits and severance payments of approximately $257,000 related to the closure of our research laboratory and reduction in related workforce, (iii) consulting costs of approximately $102,000, iv) general expenses of approximately $65,000 and (v) non-cash stock-based compensation of approximately $61,000, offset by decreases in (i) preclinical research and development expenses related to our discovery programs of approximately $893,000 and (ii) manufacturing and CMC expenses of approximately $137,000.

We expect research and development expenses to increase in fiscal year 2024 as compared to fiscal year 2023 primarily due to the clinical development of PAS-004 as well as PAS-004 CMC activities, offset by decreases in preclinical research and development related to the closure of our research laboratory.

Other income (expense), net

For the three months ended June 30, 2024, other income (expense), net decreased by approximately $152,000, or 66%, compared to the three months ended June 30, 2023. The decrease in other income (expense), net is due primarily to a decrease in the fair value of the Public Warrants and the Representative Warrants (as such terms are defined in “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) that occurred during the three months ended June 30, 2024, compared to a larger increase in the fair value of the Public Warrants and the Representative Warrants that occurred during the three months ended June 30, 2023.

For the six months ended June 30, 2024, other income (expense), net increased by approximately $81,000, or 46%, compared to the six months ended June 30, 2023. The increase in other income (expense), net is due primarily to dividend income of $268,000 during the six months ended June 30, 2024 compared to approximately $111,000 of dividend income during the six months ended June 30, 2023. This increase was partially offset related to the decrease in the fair value of warrant liabilities. See “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on the accounting treatment of the Public Warrants and the Representative Warrants.

Discontinued Operations

During the year ended December 31, 2023, we discontinued our support services to anti-depression clinics in the U.K. and related at-home services in New York, NY. We also discontinued our clinical operations in Los Angeles, CA and disposed of the related property. Accordingly, we discontinued the operations of our Clinics segment provided by our subsidiaries, and currently have one reportable segment, the Therapeutics segment, related to the research and development of our therapeutic product candidates. As of June 30, 2023, all activity related to our discontinued subsidiaries is included in Net loss from discontinued operations, net of tax in the condensed consolidated statements of operations and comprehensive loss.

Working Capital

	As of June 30, 2024	As of December 31, 2023
Current assets	$8,642,465	$16,692,154
Current liabilities	1,394,852	2,634,040
Working capital	$7,247,613	$14,058,114

Working capital decreased by approximately $6.8 million between December 31, 2023 and June 30, 2024 due primarily to cash used to fund operations for the six months ended June 30, 2024.

Liquidity and Financial Condition

	Six Months Ended June 30,
	2024	2023
Net loss from continuing operations	$(7,727,089)	$(6,863,894)

Net cash used in operating activities	$(8,359,951)	$(6,281,944)
Net cash used in investing activities	-	(29,496)
Net cash provided by financing activities	-	133,335
Effect of foreign currency translation	(3,532)	(2,800)
Net cash used in discontinued operations	-	(259,326)

Decrease in cash and cash equivalents	$(8,363,483)	$(6,440,231)

Cash and cash equivalents decreased by approximately $8.4 million for the six months ended June 30, 2024, compared to a decrease of approximately $6.4 million for the six months ended June 30, 2023, which was primarily attributable to cash used to fund operations and an increase in prepaid expenses.

Liquidity & Capital Resources Outlook

As of June 30, 2024, we had approximately $8.0 million in operating bank accounts and money market funds, with working capital of approximately $7.2 million. We have incurred significant operating losses and negative cash flows from operations. On June 30, 2024, we had an accumulated deficit of approximately $43.0 million. We have incurred recurring losses, have experienced recurring negative operating cash flows, and require significant cash resources to execute our business plans. Historically, our major sources of cash have been comprised of proceeds from various public and private offerings of our capital stock. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placement we consummated in November 2021 and the receipt of cash upon the prior exercise of our outstanding warrants. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the condensed consolidated financial statements, without raising additional capital.

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

Critical Accounting Estimates

Our critical accounting estimates, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2023, as filed on March 29, 2024. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Form 10-K for the year ended December 31, 2023, as filed on March 29, 2024, management in connection with our independent auditors identified a material weakness in our controls related to the review of the annual income tax provision prepared by a third-party firm during the audit process related to our fiscal year ended December 31, 2023. Specifically, we did not maintain effective controls to sufficiently review the completeness and accuracy of the annual tax provision in Note 10 to our financial statements (the “Tax Provision Disclosure”) included in our Form 10-K for the year ended December 31, 2023.

In response to the material weakness, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, initiated a reassessment of our processes and controls related to the Tax Provision Disclosure and developed an action plan to remediate this matter, which included creating processes to ensure a thorough review of all materials and schedules prepared by third parties with respect to the Tax Provision Disclosure and engaging a tax professional to prepare and review any Tax Provision Disclosures. Management believes the involvement of the tax professional provides sufficient remediation, and the related controls will be subject to testing as applicable during the year.

Evaluation of Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Date: August 13, 2024

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2024