Form 10-Q
period 2024-09-30
Pasithea Therapeutics Corp.
filed 2024-11-13
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 11, 2024, there were 1,266,427 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$9,361,169	$16,331,052
Amount due from sale of assets	-	40,500
Prepaid expenses	319,270	215,895
Other current assets	98,333	104,707
Total current assets	9,778,772	16,692,154
Property and equipment, net	127,060	141,208
Right of use asset- operating lease	-	79,271
Intangibles, net	7,468,691	7,941,314
Goodwill	1,262,911	1,262,911
Total assets	$18,637,434	$26,116,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$660,397	$2,552,360
Lease liability- short term portion	-	81,680
Total current liabilities	660,397	2,634,040

Non-current liabilities
Warrant liabilities	163,578	84,366
Total non-current liabilities	163,578	84,366
Total liabilities	823,975	2,718,406
Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,044,914 and 1,041,582 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	104	104
Additional paid-in capital	64,253,789	58,721,538
Accumulated other comprehensive loss	(35,317)	(4,652)
Accumulated deficit	(46,405,117)	(35,318,538)
Total stockholders’ equity	17,813,459	23,398,452
Total liabilities and stockholders’ equity	$18,637,434	$26,116,858

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,423,228	$2,164,560	$5,301,934	$6,081,362
Research and development	1,581,376	1,624,766	5,688,478	4,749,217
Loss from operations	(3,004,604)	(3,789,326)	(10,990,412)	(10,830,579)

Other income (expense):
Change in fair value of warrant liabilities	(70,306)	44,996	(79,212)	111,552
Interest and dividends, net	75,076	131,740	342,701	242,543
Other income, net	4,770	176,736	263,489	354,095

Loss before income taxes	(2,999,834)	(3,612,590)	(10,726,923)	(10,476,484)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(2,999,834)	$(3,612,590)	$(10,726,923)	$(10,476,484)

Net loss from discontinued operations, net of tax	-	-	-	(437,015)
Net loss	$(2,999,834)	$(3,612,590)	$(10,726,923)	$(10,913,499)

Weighted-average common shares outstanding, basic and diluted	1,044,144	1,258,050	1,043,315	1,289,201
Basic and diluted loss per share from continuing operations	$(2.87)	$(2.87)	$(10.28)	$(8.13)
Basic and diluted loss per share from discontinuing operations	$-	$-	$-	$(0.34)

Comprehensive loss:
Net loss	$(2,999,834)	$(3,612,590)	$(10,726,923)	$(10,913,499)
Foreign currency translation	(27,133)	(4,256)	(30,665)	(7,056)
Comprehensive loss	$(3,026,967)	$(3,616,846)	$(10,757,588)	$(10,920,555)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	1,666	-	48,088	-	-	48,088
-stock options	-	-	297,602	-	-	297,602
-warrants	-	-	787	-	-	787
Foreign currency translation	-	-	-	(620)	-	(620)
Net loss	-	-	-	-	(3,860,840)	(3,860,840)
Balance at March 31, 2024	1,043,248	$104	$59,068,015	$(5,272)	$(39,179,378)	$19,883,469
Stock-based compensation:
-restricted stock units	833	-	23,912	-	-	23,912
-stock options	-	-	134,680	-	-	134,680
-warrants	-	-	2,360	-	-	2,360
Foreign currency translation	-	-	-	(2,912)	-	(2,912)
Net loss	-	-	-	-	(3,866,249)	(3,866,249)
Balance at June 30, 2024	1,044,081	$104	$59,228,967	$(8,184)	$(43,045,627)	$16,175,260
Stock-based compensation:
-restricted stock units	833	-	24,175	-	-	24,175
-stock options	-	-	121,346	-	-	121,346
-warrants	-	-	2,360	-	-	2,360
Foreign currency translation	-	-	-	(27,133)	-	(27,133)
Issuance of September 2024 pre-funded and common warrants, net	-	-	4,517,285	-	-	4,517,285
Dividend - warrant modification	-	-	359,656	-	(359,656)	-
Net loss	-	-	-	-	(2,999,834)	(2,999,834)
Balance at September 30, 2024	1,044,914	$104	$64,253,789	$(35,317)	$(46,405,117)	$17,813,459

Balance at January 1, 2023	1,301,921	$130	$61,855,659	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted stock units	4,166	1	23,649	-	-	23,650
-stock options	-	-	153,372	-	-	153,372
Foreign currency translation	-	-	-	(2,483)	-	(2,483)
Net loss	-	-	-	-	(3,537,679)	(3,537,679)
Balance at March 31, 2023	1,306,087	$131	$62,032,680	$(3,144)	$(22,894,559)	$39,135,108
Stock-based compensation:
-restricted stock units	833	1	23,910	-	-	23,911
-stock options	-	-	194,722	-	-	194,722
Foreign currency translation	-	-	-	(317)	-	(317)
Net loss	-	-	-	-	(3,763,230)	(3,763,230)
Balance at June 30, 2023	1,306,920	$132	$62,251,312	$(3,461)	$(26,657,789)	$35,590,194
Stock-based compensation:
-restricted stock units	833	(1)	24,176	-	-	24,175
-stock options	-	-	102,499	-	-	102,499
Stock repurchase	(266,171)	(27)	(3,726,389)	-	-	(3,726,416)
Foreign currency translation	-	-	-	(4,256)	-	(4,256)
Net loss	-	-	-	-	(3,612,590)	(3,612,590)
Balance at September 30, 2023	1,041,582	$104	$58,651,598	$(7,717)	$(30,270,379)	$28,373,606

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,726,923)	$(10,476,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,148	13,610
Amortization expense	472,623	472,623
Stock-based compensation	655,310	522,329
Change in fair value of warrant liabilities	79,212	(111,552)
Non-cash lease expense	-	2,880
Gain on sale of assets	-	(65,048)
Changes in operating assets and liabilities:
Prepaid expenses	(103,375)	(422,692)
Other assets	46,874	156,481
Accounts payable and accrued liabilities	(1,915,862)	388,064
Lease liabilities	(2,409)	-
Net cash used in operating activities	(11,480,402)	(9,519,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(34,337)
Net cash proceeds from sale of assets	-	55,000
Net cash provided by investing activities	-	20,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of September 2024 Offering warrants	4,998,784	-
Payment of offering costs in connection with September 2024 Offering warrants	(457,600)	-
Note payable proceeds	-	392,354
Principal payments on note payable	-	(392,354)
Repurchase of common stock	-	(3,726,416)
Net cash provided by (used in) financing activities	4,541,184	(3,726,416)

Effect of foreign currency translation on cash	(30,665)	(7,056)
Net cash used in operating activities of discontinued operations	-	(594,383)
Net cash provided by investing activities of discontinued operations	-	323,807

NET CHANGE IN CASH	$(6,969,883)	$(13,503,174)
Cash - Beginning of period	16,331,052	33,087,864
Cash - End of period	$9,361,169	$19,584,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash activity:
Amount due from sale of assets	$-	$95,000
Dividend - warrant modification	$(359,656)	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company’s primary operations (the “Therapeutics” segment) are focused on developing the Company’s lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for the Company’s Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition. The Company is currently conducting the Phase 1 clinical trial at clinical sites in the United States and plans to open additional sites in Eastern Europe in the fourth quarter of 2024. The Company’s clinical development plan for PAS-004 is to begin a Phase 1/2a clinical trial in adult patients with neurofibromatosis type 1 (NF1)-associated plexiform and/or cutaneous neurofibromas followed by pediatric patients and ultimately seek FDA marketing approval in these patient populations.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had approximately $9.4 million of cash and cash equivalents and working capital of approximately $9.1 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2024, the Company had cash and cash equivalents of approximately $9.4 million and an accumulated deficit of approximately $46.4 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property and patents. Our research and development costs consist principally of compensation of employees and consultants that perform the Company’s research and development activities, payments to third parties for preclinical, clinical and regulatory activities, costs to acquire drug supply and drug product from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

Grants

In connection with the acquisition of Alpha-5, the Company legally assumed rights under a grant agreement with FightMND, which was entered into by Alpha-5 on September 23, 2021. FightMND supports pre-clinical research, development and assessment of therapeutics for motor neuron disease, including ALS. Under the grant agreement, the Company is entitled to reimbursements for costs incurred for research related to its monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. There was no grant income recognized for the nine months ended September 30, 2024 and 2023.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $4.5 million and $13.4 million as of September 30, 2024 and December 31, 2023, respectively.

Property and Equipment, net

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

Warrant Liability

The Company accounts for the publicly traded warrants issued in its Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in its Initial Public Offering (the “Representative Warrants” and together with the Public Warrants, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value and adjusts the IPO Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expired, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the IPO Warrants was initially measured using a Black Scholes pricing model. Currently, the fair value of the Public Warrants is measured using quoted market prices, and the fair value of the Representative Warrants is based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, September 30, 2024	$4,513,161	$4,513,161	$-	$-
Cash equivalents, December 31, 2023	$13,419,860	$13,419,860	$-	$-

Liabilities:
Public warrant liabilities, September 30, 2024	$153,560	$153,560	$-	$-
Representative warrant liabilities, September 30, 2024	$10,018	$-	$-	$10,018

Liabilities:
Public warrant liabilities, December 31, 2023	$79,200	$79,200	$-	$-
Representative warrant liabilities, December 31, 2023	$5,166	$-	$-	$5,166

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three Months Ended September 30,
	2024	2023
Representative warrant liabilities, July 1	$5,712	$4,535
Issuances	-	-
Exercises	-	-
Change in fair value	4,306	(2,757)
Representative warrant liabilities, September 30	$10,018	$1,779

	Nine Months Ended September 30,
	2024	2023
Representative warrant liabilities, January 1	$5,166	$8,611
Issuances	-	-
Exercises	-	-
Change in fair value	4,852	(6,833)
Representative warrant liabilities, September 30	$10,018	$1,779

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of September 30, 2024 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of September 30, 2024 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Nine Months Ended September 30,
	2024	2023
Stock options	185,784	99,000
Warrants	3,293,693	767,800
Restricted stock units	1,669	4,167

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

The relevant translation rates are as follows:

	As of September 30, 2024	As of December 31, 2023
Closing rate, British Pound (GBP) to $USD at period end	1.3413	1.2747
Average rate, GBP to $USD for the period ended	1.2769	1.2434
Closing rate, Euro (EUR) to $USD at period end	0.8962	0.9052
Average rate, EUR to $USD for the period ended	0.9202	0.9251

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of September 30, 2024 and December 31, 2023, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

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

Leases

The Company determines whether a contract is or contains a lease at the time of the contract’s inception based on the presence of identified assets and the Company’s right to obtain substantially all the economic benefit from or to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrently with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. If the Company’s lease terms include an option to extend the lease for a set period, the Company evaluates the renewal option and should it be reasonably certain that the Company will exercise that option, adjusts the ROU asset and liability accordingly.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of September 30, 2024	As of December 31, 2023
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	155,363
Office equipment	6,140	6,140
Property and equipment, gross	164,696	164,696
Less: accumulated depreciation	(37,636)	(23,488)
Property and equipment, net	$127,060	$141,208

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15, 2024. The lease had a gross monthly rent of $15,700 per month to December 31, 2022. Starting January 1, 2023, the monthly rent increased by 3% annually, to $16,171 per month in 2023. Starting January 1, 2024, the monthly rent increased to $16,656. The Company had no remaining lease payments as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company recognized total ROU assets and lease liabilities as follows:

	As of September 30, 2024	As of December 31, 2023
Non-current leases - right of use assets	$-	$79,271
Current liabilities - operating lease liabilities	$-	$81,680
Non-current liabilities - operating lease liabilities	$-	$-

Operating lease expense	$139,634	$243,230
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$—	$2,900,000	$2,900,000	$—	$2,900,000
Patents and intellectual property	5,671,478	(1,102,787)	4,568,691	5,671,478	(630,164)	5,041,314
Intangible assets, net	$8,571,478	$(1,102,787)	$7,468,691	$8,571,478	$(630,164)	$7,941,314

As of September 30, 2024, future expected amortization expense of Intangible assets was as follows:

2024 (remaining)	$157,541
2025	630,164
2026	630,164
2027	630,164
2028	630,164
Thereafter	1,890,494
Remaining future amortization expense	$4,568,691

There were no changes to goodwill for the nine months ended September 30, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 105,000,000 shares. The authorized capital stock is divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 1,044,914 and 1,041,582 shares of its Common Stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. Our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws do not provide for cumulative voting rights.

In addition, the holders of our Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds; however, the current policy of our Board is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our Common Stock will be entitled to share ratably in all assets that are legally available for distribution.

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

On January 1, 2024, the number of shares of Common Stock available for issuance under the 2023 Plan automatically increased by 31,254 shares. As of September 30, 2024, a total of 197,393 shares of Common Stock were available under the 2023 Plan, of which 99,534 shares were issued and outstanding and 97,859 shares were available for potential issuances.

Common Stock Issuances for the Three and Nine Months Ended September 30, 2024

During the three and nine months ended September 30, 2024, the Company issued 833 and 3,332 shares of Common Stock, respectively, due to the vesting of restricted stock units (“RSUs”) and recognized approximately $24,000 and $96,000 of stock-based compensation expense, respectively, related to its outstanding RSUs. Stock-based compensation expense related to the Company’s RSUs is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, the remaining unamortized RSU stock-based compensation expense was approximately $21,000 with remaining three months of amortization.

September 2024 Offering

On September 26, 2024, the Company entered into a securities purchase agreement (the “September 2024 Offering”) with an institutional investor, pursuant to which the Company agreed to sell pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 1,219,513 shares of common stock at an exercise price of $0.001 per share, Series A warrants to purchase up to an aggregate of 1,219,513 shares of common stock at an exercise price of $3.85 per share, and Series B warrants (together with the Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,219,513 shares of common Stock with an exercise price of $3.85 per share. The combined purchase price per Pre-Funded Warrant and accompanying September 2024 PIPE Warrants was $4.099. Aggregate gross proceeds from the September 2024 Offering were approximately $4.5 million and the September 2024 Offering closed on September 30, 2024.

The Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance.

A holder of the Pre-Funded Warrants and the September 2024 PIPE Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or September 2024 PIPE Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, holders of the September 2024 PIPE Warrants will have the right to receive the Black Scholes Value of their Warrant calculated pursuant to a formula set forth in the Warrant, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock.

In connection with the September 2024 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of September 26, 2024, with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants and the September 2024 PIPE Warrants no later than fifteen (15) days after the date of the Registration Rights Agreement (the “Registration Statement”), and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than forty-five (45) days following the date of the Registration Rights Agreement (or ninety (90) days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). The Registration Statement was declared effective by the SEC on October 11, 2024.

The net proceeds to the Company from the September 2024 Private Placement were approximately $4.5 million, after deducting placement agent fees and offering expenses payable by the Company. In addition, the Company issued to the placement agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 85,366 shares of Common Stock at an exercise price equal to $5.125 per share. The Placement Agent Warrants have substantially the same terms as the September 2024 PIPE Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance. The Company intends to use the net proceeds received from the September 2024 Private Placement for working capital and general corporate purposes.

The September 2024 PIPE warrants met the requirement for equity classification. The Company computes the fair value of warrants and options using a Black-Scholes model. The expected term used for warrants is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

As of September 30, 2024, all 1,219,153 of the Pre-Funded Warrants are paid and issued but unexercised. In addition, the September 2024 PIPE Warrants have not been exercised as of September 30, 2024.

Common Stock Issuances for the Three and Nine Months Ended September 30, 2023

During the three and nine months ended September 30, 2023, the Company issued 833 and 5,832 shares of common stock, respectively, due to the vesting of restricted stock units (“RSUs”), and recognized approximately $24,175 and $71,736, respectively, of stock-based compensation expense related to its outstanding restricted stock units. Stock-based compensation expense related to the Company’s restricted stock units is recognized within selling, general and administrative expense.

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

On September 14, 2023, the Company disclosed the results of the Tender Offer. A total of 266,171 shares of the Company’s common stock (the “Tender Offer Shares”) were validly tendered and not properly withdrawn at a purchase price of $0.70 per for an aggregate purchase price of $3,726,416, including fees and expenses relating to the Tender Offer. The Company had 1,040,998 shares of common stock outstanding following payment for the shares of common stock purchased in the Tender Offer. The Tender Offer Shares were retired and cancelled following the closing of the Tender Offer.

Warrants modification

On November 29, 2021, the Company issued warrants to purchase up to 434,000 shares of Common Stock with an exercise price of $70.00 per share (the “2021 PIPE Warrants”) in a private placement. Due to a certain anti-dilution provision, the exercise price of each 2021 PIPE Warrant was reduced to $20.00 per share (the “Warrant Modification”) as a result of the September 2024 Offering. The Company recognized the effect of the Warrant Modification as a dividend of $359,656.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended September 30, 2024, the Company did not issue any stock options. During the three months ended September 30, 2024, 4,771 stock options subject to time-based milestone vesting conditions, vested.

During the nine months ended September 30, 2024, the Company granted stock options under the 2023 Plan to employees, to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $849,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13.

During the nine months ended September 30, 2024, stock options to purchase an aggregate of 52,309 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the nine months ended September 30, 2024, stock options to purchase an aggregate of 17,649 shares of Common Stock were cancelled in connection with the reduction in workforce related to the closure of our research laboratory.

Stock-Based Compensation

For the three months ended September 30, 2024 and 2023, total stock-based compensation expense related to the Company’s stock options was approximately $121,000 and $102,000, respectively. For the three months ended September 30, 2024, the Company recognized approximately $107,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $14,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2023, all stock-based compensation expense was recorded within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, total stock-based compensation expense related to the Company’s stock options was approximately $553,000 and approximately $451,000, respectively. For the nine months ended September 30, 2024, the Company recognized approximately $398,000 of stock-based compensation related to its options within general and administrative expense, and approximately $155,000 within research and development expense. For the nine months ended September 30, 2023, all stock-based compensation expense was recorded within general and administrative expense.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2024:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	99,000	$32.38	8.55	$-
Granted	104,433	8.13	8.63	-
Expired/Cancelled	(17,649)	9.35	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2024	185,784	$20.21	9.13	-

Exercisable, September 30, 2024	95,514	$30.27	8.24	$-

As of September 30, 2024, the remaining unamortized stock-based compensation expense related to the stock options was approximately $476,000 with remaining 28 months of amortization.

NOTE 8 – WARRANTS

As of September 30, 2024, the fair value of the Public Warrants was approximately $0.698 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.726 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants (1)	Weighted-average remaining contractual term (years)	Weighted average exercise price
$3.85	2,439,026	3.26
$5.13	85,366	5.01
$8.13	1,500	9.42
$20.00	434,000	2.15
$37.60	100,001	2.88
$120.00	13,800	1.96
$125.00	220,000	1.96
	3,293,693	3.05	15.62

(1)	The number of warrants do not include 1,219,153 Pre-Funded Warrants that were issued but not exercised as of September 30, 2024.

During the three months ended September 30, 2024, the Company issued warrants to purchase an aggregate of 2,524,392 shares of Common Stock in connection with the September 2024 Offering as described in Note 6 above, excluding the Pre-Funded Warrants. This consisted of (i) Series A Warrants to purchase 1,219,513 shares of Common Stock, (ii) Series B Warrants to purchase 1,219,513 shares of Common Stock, and (iii) Placement Agent Warrants to purchase 85,366 shares of Common Stock

The Series A Warrants have an exercise price of $3.85 per share and have a term of exercise equal to five (5) years from the date of issuance. The Series B Warrants have an exercise price of $3.85 per share and have a term of exercise equal to eighteen (18) months from the date of issuance. The Placement Agent Warrants have an exercise price of $5.13 per share and have a term of exercise equal to five (5) years from the date of issuance.

The exercise price of each 2021 PIPE Warrant was reduced from $70.00 per share to $20.00 per share in connection with the Warrant Modification. The Company recognized the effect of the Warrant Modification as a dividend of $359,656.

For the three months ended September 30, 2024 and 2023, total stock-based compensation expense related to the Company’s warrants was approximately $2,360 and $0, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2024, the Company issued warrants to purchase an aggregate of 2,525,892 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 and September 30, 2024 at $8.13 per share, $3.85 per share and $5.13 per share. These warrants become exercisable in twelve equal monthly instalments commencing the day after issue date. The warrants expire ten years from the date of issuance.

For the nine months ended September 30, 2024 and 2023, total stock-based compensation expense related to the Company’s warrants was approximately $5,507 and $0, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

No warrants were expired/cancelled or exercised during the nine months ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the three and nine months ended September 30, 2024 and 2023, have been reflected in the condensed consolidated statements of operations and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-
Cost of services	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative	-	-	-	502,063
Loss from discontinued operations	-	-	-	(502,063)
Gain on sale of assets	-	-	-	65,048
Loss from discontinued operations, before income tax	-	-	-	(437,015)
Income tax expense	-	-	-	-
Net loss from discontinued operations, net of tax	$-	$-	$-	$(437,015)

Weighted-average common shares outstanding, basic and diluted	1,044,144	1,258,050	1,043,315	1,289,201
Basic and diluted loss per share from discontinued operations	$-	$-	$-	$(0.34)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2024 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. During this period, the Company did not have any material reportable subsequent events, except as disclosed below.

On November 12, 2024, Dr. Graeme Currie resigned from his position as Chief Development Officer effective as of November 15, 2024. In the interim, the Company will proceed with clinical development of its product candidates without disruption, in consultation with its existing consultants.

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), and AlloMek Therapeutics, LLC (“AlloMek”). Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024, was a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, is a private limited Company registered in Portugal. Pasithea Clinics Inc. is incorporated in Delaware. Alpha-5 and AlloMek, are both Delaware limited liability companies. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether because of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

Company Summary

We are a clinical-stage biotechnology company primarily focused on the discovery, research and development of innovative treatments for CNS disorders and other diseases, including RASopathies.

Our primary operations, the Therapeutics segment, are focused on developing our lead therapeutic candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs with a similar mechanism of action. PAS-004 is a small molecule allosteric inhibitor of MEK 1 and MEK 2 for potential use in the treatment of a range of RASopathies, including neurofibromatosis type 1 (“NF1”)- associated neurofibromas and a number of oncology indications, among others that we acquired from AlloMek Therapeutics, LLC in October 2022. In December 2023, the FDA cleared our IND for PAS-004 and we received a study may proceed letter from the FDA for our Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition.

We are currently conducting the Phase 1 clinical trial at four clinical sites in the United States and plan to open an additional three sites in Eastern Europe in the fourth quarter of 2024. Our clinical development plan for PAS-004 is to begin a Phase 1/2a clinical trial in adult patients with NF1-associated plexiform and/or cutaneous neurofibromas followed by pediatric patients and ultimately seek FDA marketing approval in these patient populations.

Additionally, we have two programs that are in the discovery stage, which we believe address limitations in the treatment paradigm of the indications we plan to address with these programs, which are currently ALS for PAS-003 and schizophrenia for PAS-001. During the year ended December 31, 2023, we determined to cease further development of our PAS-002 program for multiple sclerosis due to several factors including the significant capital, resources and time required to develop the program, and the current and projected availability of effective treatment options for MS patients, among others.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

Recent Developments

Clinical Updates

On September 9, 2024, we announced the successful completion of long-term chronic toxicity studies for our lead candidate PAS-004. On September 26, 2024, we announced safety, tolerability, pharmacokinetic (PK) and preliminary efficacy data from the first two cohorts of patients in our Phase 1 clinical trial of PAS-004.

September 2024 Offering

On September 26, 2024, we entered into a securities purchase agreement (the “September 2024 Offering”) with an institutional investor, pursuant to which we agreed to sell pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $0.001 per share, Series A warrants to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $3.85 per share, and Series B warrants (together with the Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock with an exercise price of $3.85 per share. The combined purchase price per Pre-Funded Warrant and accompanying September 2024 PIPE Warrants was $4.099. Aggregate gross proceeds from the September 2024 Offering were approximately $4.5 million and the September 2024 Offering closed on September 30, 2024.

Scientific Advisory Board

On September 3, 2024, we announced that Rebecca Brown, M.D., Ph.D., was appointed as a member of our Scientific Advisory Board. Dr. Brown is currently Director of the Neurofibromatosis Clinic at The Mount Sinai Hospital and Assistant Professor in the Department of Neurology (Division of Neuro-Oncology), Internal Medicine, and Neurosurgery at the institution.

Reverse Stock Split

On December 28, 2023, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation reflecting a one-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock which became effective at 12:01 a.m. Eastern Time on January 2, 2024. As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock, with a corresponding reduction in the number of authorized shares of Common Stock from 495,000,000 to 100,000,000. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our equity, except to the extent that the Reverse Stock Split resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share instead received a cash payment (without interest) equal to such a fraction multiplied by the average of the closing sales prices of Common Stock on The Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split (with such average closing sales prices adjusted to give effect to the Reverse Stock Split). All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, convertible debt and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Our financial results for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended September 30,
	2024	2023	Change	% Change
General and administrative	$1,423,228	$2,164,560	$(741,332)	(34.3)
Research and development	1,581,376	1,624,766	(43,390)	(2.7)
Loss from operations	(3,004,604)	(3,789,326)	784,722	(20.7)
Other income, net	4,770	176,736	(171,966)	(97.3)
Net loss from continuing operations	(2,999,834)	(3,612,590)	612,756	(17.0)
Net loss from discontinued operations, net of tax	-	-	-	-
Net loss	$(2,999,834)	$(3,612,590)	$612,756	(17.0)

	For the Nine Months Ended September 30,
	2024	2023	Change	% Change
General and administrative	$5,301,934	$6,081,362	$(779,428)	(12.8)
Research and development	5,688,478	4,749,217	939,261	19.8
Loss from operations	(10,990,412)	(10,830,579)	(159,833)	1.5
Other income, net	263,489	354,095	(90,606)	(25.6)
Net loss from continuing operations	(10,726,923)	(10,476,484)	(250,439)	2.4
Net loss from discontinued operations, net of tax	-	(437,015)	437,015	(100.0)
Net loss	$(10,726,923)	$(10,913,499)	$186,576	(1.7)

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance and accounting, legal, operations support, information technology and human resource functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, including rent, utilities, depreciation, amortization, and maintenance, as well as legal fees related to intellectual property and corporate matters, fees for accounting and consulting services and other expenses, including insurance, public company and corporate communications, information technology, and board fees.

General and administrative expenses decreased by approximately $741,000, or 34%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by decreases in (i) legal expenses of approximately $493,000, (ii) public company and corporate communications expenses of approximately $217,000, (iii) accounting and business development of approximately $115,000, and (iv) personnel, other income and gain on payable of approximately $43,000 offset by an increase in (i) consulting costs of approximately $78,000, (ii) non-cash stock based expense of approximately $28,000, and (iii) other expense and gain on disposal of assets of $21,000.

General and administrative expenses decreased by approximately $779,000, or 13%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by decreases in (i) personnel costs of approximately $326,000, (ii) legal expenses of approximately $322,000, (iii) accounting and business development of approximately $210,000, (iv) public company and corporate communications expenses of approximately $137,000, (v) other income of approximately $117,000, and (vi) gain on payable of $18,000, offset by an increases in (i) office expenses, including franchise taxes and insurance of approximately $152,000, (ii) consulting costs of approximately $114,000, (iii) non-cash amortization and depreciation, stock-based compensation of approximately $80,000, and (iv) other expense of approximately $5,000.

We expect general and administrative expenses to continue at lower levels in fiscal year 2024 as compared to fiscal year 2023 due to the non-recurring expenses that were incurred in 2023 related to the unsolicited, non-binding proposal to acquire all our outstanding shares from a third party and the tender offer we completed in September 2023.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three and nine months ended September 30, 2024, and PAS-004, PAS-003, and PAS-001 for the three and nine months ended September 30, 2023.

Research and development expenses decreased by approximately $44,000, or 3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by decreases in (i) preclinical research and development expenses related to our discovery programs of approximately $403,000 and (ii) personnel expenses and stock compensation expense of approximately $137,000 related to the closure of our research laboratory and reduction in related workforce, offset by increases in (i) consulting expenses of approximately $35,000, (ii) general research and development expenses of approximately $181,000, (iii) manufacturing and CMC expenses of approximately $160,000 and (iv) clinical trial costs of approximately $120,000 related to the initiation of the Phase 1 clinical trial of PAS-004.

Research and development expenses increased by approximately $939,000, or 20%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by increases in (i) clinical trial costs of approximately $1,647,000 related to the initiation of the Phase 1 clinical trial of PAS-004, (ii) general research and development expenses of approximately $246,000, (iii) consulting costs of approximately $137,000, (iv) stock compensation and personnel cost of approximately $182,000 and (v) manufacturing and CMC expenses of approximately $22,000 offset by (i) preclinical research and development related to our discovery programs of approximately $1,295,000.

We expect research and development expenses to increase in fiscal year 2024 as compared to fiscal year 2023 primarily due to the clinical development of PAS-004 as well as PAS-004 CMC activities, offset by decreases in preclinical research and development related to the closure of our research laboratory.

Other income, net

For the three months ended September 30, 2024, other income, net decreased by approximately $172,000, or 97%, compared to the three months ended September 30, 2023. The decrease in other income, net is due primarily to a decrease in the fair value of the Public Warrants and the Representative Warrants (as such terms are defined in “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) that occurred during the three months ended September 30, 2024, compared to a larger increase in the fair value of the Public Warrants and the Representative Warrants that occurred during the three months ended September 30, 2023.

For the nine months ended September 30, 2024, other income, net decreased by approximately $91,000, or 26%, compared to the nine months ended September 30, 2023. The increase in other income, net is due primarily to an increase in the fair value of warrant liabilities of approximately $191,000, offset by dividend income of $343,000 during the nine months ended September 30, 2024 compared to approximately $254,000 of dividend income during the nine months ended September 30, 2023. See “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information on the accounting treatment of the Public Warrants and the Representative Warrants.

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

Working Capital

	As of September 30,	As of December 31,
	2024	2023
Current assets	$9,778,772	$16,692,154
Current liabilities	660,397	2,634,040
Working capital	$9,118,375	$14,058,114

Working capital decreased by approximately $5.0 million between December 31, 2023 and September 30, 2024 primarily due to cash used to fund operations for the nine months ended September 30, 2024.

Liquidity and Financial Condition

	Nine Months Ended September 30,
	2024	2023
Net loss from continuing operations	$(10,726,923)	$(10,476,484)

Net cash used in operating activities	$(11,480,402)	$(9,519,789)
Net cash provided by investing activities	-	20,663
Net cash provided by (used in) financing activities	4,541,184	(3,726,416)
Effect of foreign currency translation	(30,665)	(7,056)
Net cash used in discontinued operations	-	(270,576)
Decrease in cash and cash equivalents	$(6,969,883)	$(13,503,174)

Cash and cash equivalents decreased by approximately $7.0 million for the nine months ended September 30, 2024 compared to a decrease of approximately $13.5 million for the nine months ended September 30, 2023, which was primarily attributable to cash used to fund operations and an increase in prepaid expenses.

Liquidity & Capital Resources Outlook

As of September 30, 2024, we had approximately $9.4 million in operating bank accounts and money market funds, with working capital of approximately $9.1 million. We have incurred significant operating losses and negative cash flows from operations. On September 30, 2024, we had an accumulated deficit of approximately $46.4 million. We have incurred recurring losses, have experienced recurring negative operating cash flows, and require significant cash resources to execute our business plans. Historically, our major sources of cash have been comprised of proceeds from various public and private offerings of our capital stock. We received aggregate gross proceeds of approximately $4.5 million as a result of the September 2024 Offering. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to continue to execute our development plans and continue operations. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the condensed consolidated financial statements, without raising additional capital.

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

Critical Accounting Estimates

Our critical accounting estimates, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2023, as filed on March 29, 2024. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Evaluation of Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Departure of Certain Officers

On November 12, 2024, Dr. Graeme Currie resigned from his position as Chief Development Officer effective as of November 15, 2024. In the interim, the Company will proceed with clinical development of its product candidates without disruption, in consultation with its existing consultants.

(c) Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2024