Form 10-K
period 2024-12-31
Pasithea Therapeutics Corp.
filed 2025-03-24
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (786) 977-3380

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

The aggregate market value of the common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $4.1 million.

As of March 20, 2025, there were 2,705,263 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PASITHEA THERAPEUTICS CORP.

2024 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this annual report with the SEC and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans to develop and commercialize our product candidates involves a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	potential impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Warrants;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

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

EXPLANATORY NOTE

On December 28, 2023, our board of directors (“Board”) approved a 1:20 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), which became effective on January 2, 2024. In connection with the Reverse Stock Split, there was a corresponding reduction in the number of authorized shares of Common Stock to 100,000,000.

Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K reflects the Reverse Stock Split.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies and certain cancers.

During the year ended December 31, 2023, we discontinued our support services to anti-depression clinics in the U.K. and related at-home services in New York, NY. In addition, we discontinued our clinical operations in Los Angeles, CA and disposed of the related property. Accordingly, as of December 31, 2024, we currently have one reportable segment, “Therapeutics,” related to the research and development of our therapeutic product candidates.

Our Therapeutic Pipeline

We are advancing a pipeline of three therapeutic product candidates, with a focus on our lead product candidate, PAS-004, a next-generation macrocyclic (as defined below) mitogen-activated protein kinase, or MEK inhibitor, that we believe may address the limitations and liabilities associated with existing drugs with a similar mechanism of action. PAS-004 is a small molecule allosteric inhibitor of MEK 1 and 2 (“MEK 1/2”) for potential use in the treatment of a range of RASopathies, including neurofibromatosis type 1 (“NF1”), a number of MAPK pathway driven tumors, such as BRAFv600 and BRAF fusion tumors, among other indications including ETS2 driven diseases, such as inflammatory bowel disease (“IBD”), primary sclerosing cholangitis and ankylosing spondylitis.

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

Existing MEK inhibitors approved by the U.S. Food and Drug Administration (the “FDA”) are marketed for a range of diseases, including certain cancers and NF1-associated plexiform neurofibromas (“NF1-PN”), including selumitinib (Koselugo) for NF1-PN pediatric patients and mirdametinib (Gomekli) for adult and pediatric NF1-PN patients. We believe that current MEK inhibitors have certain limitations, including known toxicities. Unlike FDA-approved MEK inhibitors, PAS-004 features a macrocyclic structure, a characteristic that we believe enhances potency, metabolic stability, and oral bioavailability. Macrocyclic molecules also provide structural rigidity, enabling stronger binding with target receptors. PAS-004’s macrocyclic design was specifically developed to improve metabolic stability and optimize its pharmacokinetic (PK) profile. The structure of PAS-004 is distinct from other earlier generation MEK inhibitors as it maintains critical protein/ligand contacts but does not possess a primary alcohol or hydroxamate functionality, a known metabolic liability in earlier generation MEK inhibitors. As described in greater detail below, PAS-004 offers a long half-life, a low peak (Cmax) to trough (Cmin) drug concentration ratio, and stable steady-state drug levels over time. We believe that sustained suppression of the MAPK pathway may result in improved efficacy, safety, and a broader therapeutic window compared to current FDA-approved MEK inhibitors for NF1-PN, which have short half-lives and require twice-daily dosing. However, the ultimate safety and efficacy profile of PAS-004 will require clinical testing to be completed.

In December 2023, the FDA cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter for our first-in-human Phase 1 multicenter, open-label trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Dose Escalation Study”). We are currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the U.S. and three sites in Eastern Europe. The primary objective of the FIH Phase 1 Dose Escalation Study is to assess the safety and tolerability of PAS-004 when administered as a single dose (day 1) and as multiple doses (28-day treatment cycles). Secondary objectives are (I) to characterize the PK profile of PAS-004 when administered as a single dose and as multiple doses, (ii) to evaluate the pharmacodynamics (“PD”) effect of PAS-004, (iii) to evaluate the preliminary anticancer activity (efficacy) of PAS-004 per Response Evaluation Criteria in Solid Tumors (“RECIST”) 1.1 criteria, and (iv) to define the preliminary recommended Phase 2 dose(s) of PAS-004 in adults with MAPK pathway driven advanced solid tumors.

On September 9, 2024, we announced the successful completion of long-term chronic toxicology studies for PAS-004. On September 26, 2024, we announced safety, tolerability, pharmacokinetic (PK) and preliminary efficacy data from the first two cohorts of patients in our FIH Phase 1 Dose Escalation Study. To date, we have completed dosing of a total of 17 patients through cohort 4 (15 mg capsule), including cohort 4b (4 mg tablet) and are currently dosing four patients in cohort 5 (22 mg capsule). We have observed no dose limiting toxicities (“DLTs”), rash or ocular toxicities in any of the cohorts assessed to date, and all treatment related adverse events have been either Grade 1 or Grade 2, which support PAS-004’s potential favorable safety and tolerability profile. Additionally, PAS-004 has demonstrated favorable PK properties, including a long half-life of approximately 60 hours, a low peak to trough (Cmax to Cmin) ratio as compared to other FDA approved MEK inhibitors, and linear pharmacokinetics.

PAS-004 has received orphan-drug designation from the FDA for the treatment of NF1. Our clinical development plan for PAS-004 is to advance PAS-004 into a Phase 1/1b clinical trial in adult NF1-PN patients followed by pediatric NF1-PN patients and ultimately complete registrational clinical trials in these patient populations, as they represent the initial indication for which we plan to seek marketing approval for PAS-004.

Our remaining two programs, PAS-003 and PAS-001, are in the earlier stages of development and are based on novel targets for the treatment of CNS disorders. PAS-003 is being developed for amyotrophic lateral sclerosis (ALS), while PAS-001 is targeted for schizophrenia.

Our PAS-003 program aims to develop a proprietary humanized monoclonal antibody (“mAb”) with a mechanism-of-action targeting a5b1 integrin for the treatment of ALS and potentially address other CNS disorders, such as Multiple Sclerosis (MS) and stroke. We believe targeting a5b1 integrin may have a beneficial impact on disease due to modulation of multiple cell types and mechanisms involved in neuroinflammation, which occurs in ALS. We acquired PAS-003 in connection with our acquisition of Alpha-5 Integrin, LLC, a privately held biotechnology company, in June 2022.

In November 2023, we announced that we selected our PAS-003 lead development candidate, a humanized monoclonal antibody with optimal properties that targets α5β1 integrin for the treatment of both sporadic and familial ALS. PAS-003 is now ready for manufacturing and IND-enabling studies.

Our PAS-001 discovery program aims to develop a brain penetrant small molecule targeting the complement component 4A (“C4A”) for the treatment of schizophrenia. Recent findings implicate C4A in synaptic loss (fewer connections between nerve cells), which has been shown to occur in schizophrenia. In humans, structural variation in the complement 4 gene (C4) is an important genetic risk factor for schizophrenia.

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

Our Strategy

Our mission is to develop innovative therapies to address areas of high unmet medical need, initially in RASopathies and CNS disorders. To achieve our mission, we are executing a near-term strategy with the following key elements:

●	Complete our first-in-human clinical trial of PAS-004. In February 2024 we opened the first clinical site of our FIH Phase 1 Dose Escalation Study of PAS-004 in patients with MAPK pathway driven advanced solid tumors. The objective of the FIH Phase 1 Dose Escalation Study is to assess the safety, tolerability, PK, and PD of PAS-004 as well as to evaluate the preliminary anticancer activity (efficacy) of PAS-004 and to define the preliminary recommended Phase 2 dose. We have competed the first four dosing cohorts including cohort 4b (4 mg tablet) and are currently dosing patients in cohort 5. We expect to complete the trial in 2026.

●	Advance clinical development of PAS-004 for NF1-PN. Our primary focus is to advance the clinical development of PAS-004 for NF1-PN, the initial indication for which we plan to seek marketing approval. In the first half of 2025, we plan to initiate a Phase 1/1b clinical trial in adult patients with NF1 with symptomatic and inoperable, incompletely restricted or recurrent PNs. This Phase 1/1b trial will be conducted at clinical sites in Australia, South Korea and the U.S.

●	Expand utility of PAS-004 for other indications. Based on results from preclinical studies and current understanding of certain disorders, we believe that PAS-004 may have potential for the treatment of other diseases, such as NF1 cutaneous neurofibromas (“NF1-CN”), ALS, ETS2 gene driven diseases, (such as IBD, primary sclerosing cholangitis and ankylosing spondylitis), Noonan syndrome, LMNA cardiomyopathy and other MAPK-mutation driven cancers (such as BRAF V600 and BRAF fusion tumors). We plan to continue testing PAS-004 in various preclinical models to further demonstrate the potential utility of PAS-004 in some of these indications.

●	Expand formulation development for PAS-004. PAS-004 is currently being administered orally in capsule formulation in the ongoing FIH Phase 1 Dose Escalation Study in adult patients. During 2024, we completed the development of a tablet formulation of PAS-004, that we believe will be our commercial formulation for adult patients. We have tested a 4mg tablet formulation in a cohort of four patients in the FIH Phase 1 Dose Escalation Study and plan to use the tablet formulation for future clinical trials of PAS-004 in adult patients. We are currently evaluating additional formulations of PAS-004, such as a liquid formulation for the treatment of pediatric patients. Additionally, we may explore the development of a topical formulation for indications where topical treatment is beneficial, such as cutaneous neurofibromas.

●	Maximize the potential of our discovery product candidates with selective use of business development and commercial collaborations. To maximize the potential value of each of our discovery programs while optimizing our limited resources, we plan to pursue business development, non-dilutive funding, and collaborative opportunities. These efforts will support the continued preclinical and clinical development of our discovery product candidates. We plan to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates, which may entail the potential out-licensing of the development and commercialization of our product candidates to larger pharmaceutical organizations, including our lead product candidate PAS-004. Additionally, we plan to establish research collaborations for the continued preclinical and clinical development of our discovery programs. Further, we intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

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

Background of MEK Inhibitors

MAPK represents one of the most highly targeted signaling pathways in drug development. Several allosteric inhibitors of MEK 1/2 are currently in clinical development with five already approved by the FDA; three for various oncological indications, two for the treatment of children aged two and older with NF1-PN, and one for the treatment of adults with NF1-PN. A limitation of current FDA approved MEK inhibitors are their high rates of serious treatment-related adverse events, which may contribute to poor tolerability. These MEK inhibitors often require multiple doses per day leading to high maximum concentrations (“Cmax”) potentially resulting in a higher rate of adverse events and discontinuations in real world practice.

Our rationale in developing PAS-004 is to address these shortcomings to potentially provide patients with better outcomes and improved safety.

RASopathies Overview

RASopathies are a clinically defined group of genetic syndromes caused by germline mutations in genes that encode components or regulators of the MAPK pathway. These disorders include neurofibromatosis type 1 (NF1), Noonan syndrome, capillary malformation–arteriovenous malformation syndrome, Costello syndrome, cardio-facio-cutaneous syndrome, and Legius syndrome. Because of the common underlying MAPK pathway dysregulation amongst all of these syndromes, RASopathies exhibit numerous overlapping phenotypic features, including CNS abnormalities. The MAPK pathway plays an essential role in regulating various cell cycle functions, which are critical to normal human development. Therefore, we believe there is a strong scientific rationale for targeting the MAPK pathway with small-molecule therapeutics to treat various RASopathies.

Neurofibromatosis type 1 (NF1) Overview

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

Throughout their lifetime, about 30% to 50% of NF1 patients progress to develop plexiform neurofibromas (“PNs”), which are tumors that grow in an infiltrative pattern along the peripheral nerve sheath and can cause severe disfigurement, pain and functional impairment. In rare cases NF1-PN may be fatal. NF1-PN are most often diagnosed within the first twenty years of life. These tumors are characterized by aggressive growth, which is typically more rapid during childhood. While NF1-PN are initially benign, these tumors can undergo malignant transformation, leading to malignant peripheral nerve sheath tumors (“MPNST”). NF1 patients have an 8% to 13% lifetime risk of developing MPNST, a diagnosis that carries a 12-month survival rate of under 50%. In addition to MPNST, NF1 patients are at an increased risk of developing other malignancies, including breast cancer and gliomas.

Until recently, the only treatment option for NF1-PN was the surgical removal of the tumors. However, because NF1-PN arise from nerve cells and grow in an infiltrative pattern, it is challenging to successfully resect tumors and surgery can lead to severe comorbidities, such as permanent nerve damage. Patients that are ineligible for surgery or those who have had a recurrence post-surgery are often treated with a variety of off-label therapies. Among these off-label therapies are various systemic treatments, such as chemotherapy and immunotherapy, which have not been shown to consistently confer a clinical benefit. Given that NF1-PN is driven by dysregulation in the MAPK pathway, MEK inhibitors have emerged as the only FDA approved therapy for the treatment of inoperable NF1-PNs.

Limitations of Current Standard of Care

Koselugo (selumetinib), a MEK inhibitor, was approved by the FDA in 2020 for NF1 pediatric patients two years of age and older who have symptomatic, inoperable PNs based on results from the SPRINT trial, a Phase 2 registrational study. In January 2025, results from a Phase 2 study of Koselugo in adult patients with NF1-PNs was published in Nature Medicine. On February 11, 2025, Gomekli (mirdametinib) was approved by the FDA for adult and pediatric patients aged 2 and older with NF1 who have symptomatic PNs not amenable to complete resection based on clinical results from the RenNu Phase 2b clinical trial. In addition to Koselugo and Gomekli, we are aware of other MEK inhibitors in clinical trials for this indication, as well as the off-label use of other drugs, such as bevacizumab, for the treatment of NF1.

We believe that Koselugo, Gomekli and other earlier generation MEK inhibitors approved for indications other than NFI suffer from limitations, such as known toxicities, high rates of drug discontinuation, limited efficacy and a dosing schedule that requires dosing twice a day. We believe that this creates a significant market opportunity for a next-generation MEK inhibitor that addresses these shortcomings, has a PK and tolerability profile suitable for long-term once-a-day or less dosing and that can arrest or reverse tumor growth.

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

We believe these in vitro preclinical results support PAS-004’s favorable potency and dose-dependent inhibitory activity against cellular proliferation in NF1 deficient Schwann cells, demonstrating a profile that appears similar to selumetinib, an FDA approved MEK inhibitor.

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

We believe the results from this preclinical pilot study illustrate that PAS-004 may be effective in reducing tumor burden of NF1-associated plexiform neurofibromas. When administered at 10 mg/kg once daily, PAS-004 and selumetinib, which was dosed at 10mg/kg twice daily, demonstrated similar results. We believe that the longer half-life of PAS-004, as compared to selumetinib, could potentially enhance efficacy by allowing more sustained MEK/ERK signaling inhibition. Additionally, it may allow for longer dosing intervals, such as a once-daily regimen, compared to the twice-daily dosing required for selumetinib.

Mutations in the LMNA gene, which encodes nuclear lamins A and C, cause diseases affecting various organs, including the heart. Studies have found that the ERK 1/2 kinase branches of the MAPK signaling pathway were abnormally hyperactivated prior to the onset of significant cardiac impairment.

PAS-004 was studied in the LMNA-cardiomyopathy LmnaH222P/H222P mouse model, a validated model of cardiomyopathy caused by LMNA mutations in humans. In this study, male mice were orally administered placebo, PAS-004 at 3 mg/kg/day or PAS-004 at 6 mg/kg/day starting at 14 weeks of age when symptoms of cardiomyopathy were present. Results of this preclinical study were published in Bioorganic & Medicinal Chemistry in 2017 and are summarized as follows:

●	The effects of PAS-004 on phosphorylated ERK 1/2 were studied. Following six weeks of systemic administration, both doses of PAS-004 led to significant decreases in phosphorylated ERK 1/2 relative to total ERK 1/2 in the heart and liver when compared to placebo, whereas only the 6 mg/kg/day group produced a significant decrease in phosphorylated ERK 1/2 relative to total ERK 1/2 in quadricep muscles.

●	The effects of PAS-004 on echocardiographic parameters of the heart that correlate with left ventricular function were studied. Following six weeks of systemic administration, both doses of PAS-004 resulted in significant increases in left ventricular fractional shortening, the percentage the left ventricular diameter decreases with each contraction as compared to placebo.

●	The effects of PAS-004 on cardiac fibrosis were studied. Following six weeks of systemic administration, both doses of PAS-004 resulted in significant decreased fibrosis based on staining with Masson trichrome of fixed sections of left ventricles, when compared to placebo. Results showed that treatment of PAS-004 lead to dose-dependent statistically significant decreases in fibrosis when compared to placebo, as scored on a histologic scale of 0 to 4 by a pathologist blind to treatment group, when compared to placebo.

●	The effects of PAS-004 on survival were studied. Mice were followed until death or euthanasia. 23 mice treated with placebo had a median survival of 202 days, whereas median survival was 225 days for 17 mice treated with 3 mg/kg/day of PAS-004 and 225 days for 15 mice treated with 6 mg/kg/day of PAS-004. Results showed the median survival based on Kaplan-Meier plots of mice treated with both doses of PAS-004 were statistically significantly (P<0.05) longer than that for mice treated with placebo.

●	A preliminary analysis of potential tissue toxicity of PAS-004 was performed. Following six weeks of systemic administration, serum alkaline phosphatase activity, alanine aminotransferase activity and bilirubin concentration were measured to assess possible hepatic injury and liver function. Serum creatinine and blood urea nitrogen concentrations were also measured as indicators of renal function and serum amylase activity as a marker of pancreatic injury. Results showed that there were no statistically significant differences in any of these parameters between groups. A histopathological evaluation by a pathologist blind to treatment determined there were no consistent or specific abnormalities in liver, kidney or spleen of mice receiving either doses of PAS-004 and no alterations were observed that typically occur with drug toxicity.

In unpublished preclinical in vivo studies, PAS-004 was tested for anti-tumor efficacy in NRAS mutation cancer xenograft models. In the first study, PAS-004 exhibited dose-dependent anti-tumor efficacy in the lung cancer NCI-H1299 cell-line-derived xenograft model. PAS-004 at dose levels of 10 mg/kg and 5 mg/kg, once daily, significantly inhibited tumor growth as compared to vehicle control. The anti-tumor efficacy of PAS-004, when taken at equivalent doses, was shown to be superior to that of binimetinib and selumetinib. In the second study, PAS-004 exhibited dose-dependent anti-tumor efficacy in the liver cancer xHepG2 cell-line-derived xenograft model. PAS-004 at dose levels of 10 mg/kg and 5 mg/kg, once daily, produced significant antitumor activities as compared to vehicle control. The anti-tumor efficacy of PAS-004, when taken at equivalent doses was shown to be similar to that of binimetinib and superior to that of selumetinib.

PAS-004 has demonstrated dose-dependent response in vivo across several preclinical cancer, LMNA cardiomyopathy and NF1-PN models.

Toxicology Studies

28-day toxicological studies were performed in both rats and dogs under good laboratory practices (“GLP”) on PAS-004 by Wuxi AppTec (Suzhou) Co., Ltd. and demonstrated a sufficient safety and toxicology profile of PAS-004 to support our IND with the FDA. Additionally, we have completed repeat dose toxicity and toxicokinetic studies in Sprague Dawley rats of up to 26 weeks’ duration and in Beagle dogs up to 39 weeks’ duration with 14 or 28-day recovery periods to support chronic dosing of PAS-004.

Additional Indications: ETS2 Driven Diseases

A 2024 Nature publication titled “A disease-associated gene desert directs macrophage inflammation through ETS2” demonstrated that the ETS2 gene is a central regulator for multiple inflammatory functions in human macrophages and that ETS2 has a key pathogenic role in IBD. Further, this publication identified that MEK inhibitors as a class are the strongest known ETS2 inhibitors, providing potent anti-inflammatory activity and that MEK inhibition reduced inflammatory cytokine release to similar levels as infliximab, an anti-TNF antibody that is widely used for the treatment of IBD. Blocking ETS2 signaling through MEK 1/2 inhibition was showed to affect multiple cytokines, including TNF and IL-23, which are targets of existing therapies. Based on this publication, we have begun testing PAS-004 in pre-clinical models of IBD.

Completion of GMP-Compliant Manufacturing

In June 2023, we announced the successful completion of manufacturing the GMP-compliant Phase 1 clinical supplies of the active pharmaceutical ingredient (“API”) of our lead product candidate PAS-004. Utilizing this drug substance, we have manufactured the drug product in capsule form that we are utilizing in our ongoing FIH Phase 1 Dose Escalation Study. In 2024, we completed a second batch of API and we have manufactured the drug product in tablet formulation to support our upcoming Phase 1/1b clinical trial in adult NF1 patients.

Clinical Development Overview

In December 2023 we received a study may proceed letter from the FDA for our IND and in February 2024 we opened the first clinical site of our first-in-human clinical trial of PAS-004 in patients with MAPK pathway driven advanced solid tumors with a documented RAS, NF1 and RAF mutation or patients who have failed BRAF/MEK inhibition. The FIH Phase 1 Dose Escalation Study is a multicenter open-label study designed to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of PAS-004 in cancer patients with MAPK pathway driven advanced solid tumors. Approximately 30 patients are being enrolled across four clinical sites in the U.S. and three clinical sites in Eastern Europe (Bulgaria and Romania). Patients are being enrolled into dosing cohorts under a modified 3+3 dose escalation study design. If the first three patients enrolled into a dosing cohort reach the end of the first 28-day treatment cycle on day 35 without experiencing a DLT, following a review of safety, PK, and PD data by the safety committee, enrollment into the next highest dosing cohort begins. If two or more of the first three patients experience a DLT by day 35, dose-escalation will stop and cannot proceed at or above the current dose level. However, if one of the first three patients enrolled into a dosing cohort experiences a DLT by day 35, an additional three patients will be enrolled into the dosing cohort (six patients total). If only one of six patients experiences a DLT by day 35, following review of safety, PK and PD by the safety committee, enrollment into the next highest dose level begin; however, if two or more of the six patients experience a DLT, dose escalation will stop, and the prior dose level will be declared the maximum tolerated dose (“MTD”). Participants will sequentially receive one of eight planned dose levels of PAS-004 in capsule formulation (2 mg, 4 mg, 8 mg, 15 mg, 22 mg, 30 mg, 37 mg and 45 mg) to be taken orally. Additionally, we have completed a dosing cohort using a 4 mg tablet formulation of PAS-004. PAS-004 is administered a single dose on day 1, followed by a 7-day observation period, before initiating continuous 28-day treatment cycles of PAS-004.

To date, we have dosed 17 patients through cohort 4, including cohort 4b (4 mg tablet). A total of 16 of these patients have completed dosing through the DLT period. We are currently dosing four patients in cohort 5 (22 mg capsule).

To date, we have observed no DLTs, rash or ocular toxicities in any of the cohorts assessed through cohort 4. Additionally, no patients have discontinued treatment due to AEs. The AE profile of PAS-004 has been characterized by grade 1 and grade 2 treatment-related adverse events (“TRAEs”), with the most frequently reported of these TRAEs being nausea, vomiting, and diarrhea. This data shows PAS-004 is observed to be well tolerated and support PAS-004’s favorable safety and tolerability profile.

Interim PK results have demonstrated a half-life of approximately 60 hours for PAS-004. Following multiple daily dosing, accumulation is consistent and suggests linear PK. Exposure increases with an increase in dose and dose normalized exposure ranges overlap. At steady-state little fluctuations in drug concentrations are observed with a ratio of Cmax to Cmin below 2. We believe PAS-004’s PK profile and longer half-life compared to other FDA approved MEK inhibitors for the treatment of NF1-PN allows durable suppression of ERK phosphorylation, critical for clinical responses.

We plan to provide additional interim data throughout 2025 and currently expect to complete the FIH Phase 1 Dose Escalation Study in 2026.

Phase 1/1b clinical trial in adult patients with NF1-PN

Our clinical development plan for PAS-004 is to initiate to a Phase 1/1b clinical trial in adult patients with NF1-PN followed by pediatric NF1-PN patients and ultimately complete registrational clinical trials in these patient populations, which are the initial indications that we plan to seek marketing approval of PAS-004 for.

We are preparing to launch a Phase 1/1b open label study to assess the safety, tolerability, PK and PD of PAS-004, in adult participants with NF1 with symptomatic and inoperable, incompletely resected, or recurrent PNs. The study will be conducted at up to five clinical sites in Australia, South Korea and the U.S. The Company anticipates the first patient will be enrolled in April 2025.

The primary objective of the study is to evaluate the safety and tolerability of PAS-004 when administered for one 28-day treatment cycle in adult NF1participants with at least one and up to two additional target PNs that are symptomatic and inoperable, incompletely resected, or recurrent. Secondary objectives are (i) to identify the recommended Part B dose (“RPBD”) or MTD of PAS-004, (ii) to characterize the PK and PD profile of PAS-004, (iii) to evaluate the preliminary efficacy of PAS-004 on target PN volume, (iv) to evaluate the preliminary efficacy of PAS-004 on the size and appearance, and associated symptoms of cutaneous neurofibromas (CNs), and (v) to evaluate the impact of PAS-004 on quality of life (“QOL”) and any physical symptoms attributed to the target PN. Experimental objectives are (i) to evaluate the impact of PAS-004 on QOL and any physical symptoms attributed to CNs, (ii) to evaluate the impact of PAS-004 on pain and function attributed to PNs, and (iii) to investigate PAS-004 effects on CN tumor cellular and molecular biology.

The trial will be conducted in two parts. In Part A, following a screening period of up to 28 days, up to 24 eligible participants will be enrolled sequentially to receive one of four planned dose levels of PAS-004 tablets in a modified 3+3 design. Part A will identify the recommended RPBD. During Part B, up to 24 eligible participants will be enrolled in parallel to receive one of two planned dose levels of PAS-004 tablets. Participants will be dosed at the RPBD level and at a dose level below the RPBD for up to six continuous 28-day treatment cycles. Part B will identify the recommended phase 2 dose (RP2D).

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

We have shown an upregulation of a5b1 integrin in the human brain motor regions but not in sensory regions in ALS and that a5b1 expression increases with disease progression in both mouse models of ALS and human ALS patients. Furthermore, we have shown that treatment with a monoclonal antibody targeting a5b1 leads to increased survival and improved motor function in SOD1-G93A mouse model of ALS.

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

Despite extensive research, the molecular etiology remains unknown. The current dopamine hypothesis postulates that excessive striatal dopamine transmission and reduced frontal dopamine stimulation underlie the pathophysiology of positive and negative symptoms, respectively. However, converging lines of genetic, epidemiological and clinical evidence indicate that inflammatory pathways are also altered in schizophrenia. More recently, a leading hypothesis proposes that synaptic terminal loss is central to the pathophysiology of schizophrenia, leading to impaired cortical function, and symptoms, including cognitive impairments.

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

Pursuant to the AlloMek Agreement,  we are required to offer to sell the Drug (as defined in the AlloMek Agreement) and certain intellectual property rights back to Sellers at a price set forth in the AlloMek Agreement within 30 days of the following two conditions being met: (1) there is a Change of Control (as defined in the AlloMek Agreement) and (2) we fail to meet our obligations regarding development and commercialization under the AlloMek Agreement, including by commencing a wind-up, a wind-down, a sale, liquidation or distribution of all or substantially all of our assets, an assignment for the benefit of creditors, or a bankruptcy, or by exiting or announcing an intention to exit the biotechnology business. The Sellers have one year from the date of notice of our repurchase offer to accept such offer.

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

PAS-004

Companies with FDA approved MEK inhibitors include: GSK plc, which received FDA approval for Mekinist (trametinib), that was subsequently sold to Novartis AG; Pfizer Inc., which received FDA approval for Mektovi (binimetinib); Genentech, Inc., a member of the Roche Company, which received FDA approval for Cotellic (cobimetinib); AstraZeneca PLC and Merck & Co., Inc., which received FDA approval for Koselugo (selumetinib); and SpringWorks Therapeutics, Inc, which received FDA approval for Gomekli (mirdametinib).

Koselugo (selumetinib) marketed by AstraZeneca PLC was the first FDA approved therapy for the treatment of pediatric NF1-PN patients, while Gomekli (mirdametinib) marketed by SpringWorks Therapeutics, Inc was approved by the FDA in February 2025 for adult and pediatric patients aged 2 and older with NF1 who have symptomatic PNs not amenable to complete resection. Mekinist, Mektovi, and Cotellic are approved for certain oncology indications.

We are aware that other companies are, or may be, developing products for NF1-PN, including, but not limited to Array BioPharma Inc. (a subsidiary of Pfizer), Chia Tai Tianqing Pharmaceutical Group Co., LTD, Healx Ltd., Infixion Bioscience, Inc., NFlection Therapeutics, Inc., Novartis International AG, and Shanghai Fosun Pharmaceutical (Group) Co., Ltd., and Shanghai Kechow Pharma, Inc. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy.

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

PAS-004

For PAS-004, we have issued patents titled “Novel MEK inhibitors, useful in the treatment of diseases” that have claims directed to composition of matter and methods of use, and includes granted patents in the United States, Australia, Canada, China, Germany, Spain, France, Italy, Great Britain, India and Japan, that are expected to expire in October of 2030 (without consideration of patent term adjustment (“PTA”) and patent term extension (“PTE”)). We have a pending application directed to solid forms of PAS-004 including claims directed to polymorphic forms and methods of use and a pending application directed to tablet formulations and uses thereof. We also have a pending application directed to stereoisomers of PAS-004 that have claims directed to composition of matter and methods of use. Patents that may be issued in these families will have a statutory expiration date of 2045 (without consideration of PTA and PTE).

PAS-003

For PAS-003, we have pending patent applications in two patent families. The first patent family has claims directed to monoclonal antibodies. The second patent family has claims directed to humanized monoclonal antibodies. Patents that may be issued worldwide in these families will have a statutory expiration date in May of 2042 to November 2043 (without consideration of PTA and PTE).

Grant Agreements

FightMND Grant

In connection with the acquisition of Alpha-5, we legally assumed rights under a three-year grant agreement with FightMND, a not-for-profit Australian charity, which was entered into by Alpha-5 on September 23, 2021. FightMND supports preclinical research, development and assessment of therapeutics for Motor Neuron Disease/Amyotrophic Sclerosis. Under the grant agreement, we are entitled to reimbursements for costs incurred up to $967,010 AUD for research related to a monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. For the years ended December 31, 2024 and 2023, the Company recorded zero dollars of grant income as a contra expense within research and development.

Manufacturing

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials in accordance with the FDA’s cGMP regulations, and we intend to continue to do so in the future. For PAS-004, we currently work with one contract manufacturing organization (“CMO”) for GMP materials, WuXi STA, a subsidiary of WuXi AppTec (“Wuxi”) for the manufacture of PAS-004 drug substance and drug product for our clinical trials. We do not own or operate and currently have no plans to establish any manufacturing facilities.

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

As we further develop our product candidates, we expect to consider secondary or back-up manufacturers for both active pharmaceutical ingredients and drug product manufacturing. To date, our CMO has met the manufacturing requirements for our product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet our current needs, but we have not assessed these capabilities beyond the supply of clinical materials to date.

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

We currently engage CMOs on a fee for services based on the needs of our current development plans.

Employees & Human Capital

As of December 31, 2024, we had four full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other medical pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

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

U.S. Government Regulation

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations.  In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as monoclonal antibodies and gene therapy products, are approved for marketing under provisions of the Public Health Service Act (“PHSA”) via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs.  Drugs and biologics are also subject to other federal, state and local statutes and regulations. Accordingly, we have and plan to continue to investigate our products through the IND framework and seek approval through the NDA and BLA pathways. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

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

The clinical investigation of a drug or biologic is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase I. Phase I includes the initial introduction of an investigational new drug into humans. Phase I clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials. The total number of participants included in Phase I clinical trials varies but is generally in the range of 20 to 80.

●	Phase II. Phase II includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase II clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants.

●	Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product, and to provide an adequate basis for product approval. Phase III clinical trials usually involve several hundred to several thousand participants.

A pivotal study is a clinical study which adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase III studies but maybe Phase II studies if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

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

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A complete response letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA could also approve the NDA or BLA with a risk evaluation and mitigation strategy (REMS) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

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

We expect to rely on third parties for the production of clinical and commercial quantities of our future product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug, or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Post-Approval Requirements

Once an NDA or BLA is approved, maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register establishments where the approved products are made with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP and other laws. Rigorous and extensive FDA regulation of products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After an NDA or BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

The MHRA has the following roles:

●	Operate post-marketing surveillance - in particular the Yellow Card Scheme - for reporting, investigating and monitoring of adverse drug reactions to medicines and incidents with medical devices.

●	Assess and authorize medicinal products for sale and supply in the U.K.

●	Oversee the Notified Bodies that ensure medical device manufacturers comply with regulatory requirements before putting devices on the market.

●	Operate a quality surveillance system to sample and test medicines to address quality defects and to monitor the safety and quality of unlicensed products.

●	Investigate internet sales and potential counterfeiting of medicines and prosecute where necessary.

●	Regulate clinical trials of medicines and medical devices.

●	Monitor and ensure compliance with statutory obligations relating to medicines and medical devices.

●	Promote safe use of medicines and devices.

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

Coverage and Reimbursement

Sales of our product candidates, once approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our products and product candidates, if approved, will therefore depend substantially on the extent to which the costs of products and our product candidates will be paid by third-party payors. Additionally, the market for our products and future product candidates will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. If a law is enacted, many if not all of the provisions of the ACA may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future products are paid for and reimbursed by the government and private payers our business could be adversely impacted. In November 2020, Joseph Biden was elected President and, in January 2021, the Democratic Party obtained control of the Senate. As a result of these electoral developments, it is unlikely that continued legislative efforts will be pursued to repeal ACA. Instead, it is possible that legislation will be pursued to enhance or reform ACA. We are not able to state with certainty what the impact of potential legislation will have on our business.

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

●	We are a clinical stage biopharmaceutical company with a limited operating history.

●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	We will need to raise additional capital to complete the development and commercialization efforts for PAS-004 and our other product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

●	A pandemic, epidemic, or outbreak of an infectious disease, could cause a disruption to the development of our product candidates.

●	We are dependent primarily on the successful development and commercialization of our lead product candidate, PAS-004, which is not yet approved. Our business could be materially adversely affected if one or more of our key product candidates do not perform as well as expected and do not receive regulatory approval. We cannot give any assurance that we will receive regulatory approval for such a product candidate or any other product candidates which is necessary before any of our product candidates can be commercialized.

●	Even if we obtain regulatory approval for PAS-004, or any of our other product candidates, such approval may be limited, and we will be subject to stringent, ongoing government regulation The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community.

●	Our business is subject to extensive regulatory requirements, and our product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	We rely on third parties to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials and/or regulatory submissions.

●	We may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize PAS-004 or our other product candidates will be significantly impacted and we may be subject to regulatory sanctions.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

●	Our research and development is focused on discovering and developing product candidates which may not make it to the market.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	An active trading market for our Common Stock or warrants to purchase shares of our Common Stock that were issued in our Initial Public Offering and are listed on Nasdaq (the “Warrants”) may not be sustained.

●	Impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration.

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

We are a clinical-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $13.9 million and $16.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $49.6 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical work, general and administrative expenses, as well as to intellectual property.

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

At December 31, 2024, we had cash and cash equivalents of approximately $6.9 million. We have incurred continuing losses including a net loss of $13.9 million for the year ended December 31, 2024. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements, collaborations, strategic alliances and licensing arrangements, government or private party grants, or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

On November 26, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we may issue and sell, from time to time, through Wainwright, shares of our Common Stock, and pursuant to which Wainwright may sell our Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of December 31, 2024, we were authorized to offer and sell up to $2,076,000 of our Common Stock pursuant to the ATM Agreement. During the three and twelve months ended December 31, 2024, we did not utilize the ATM Agreement, but any future sales of our Common Stock under the ATM Agreement with Wainwright could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.

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

On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the TCJA (defined below), which also significantly changed the U.S. federal income taxation of U.S. corporations. TCJA has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or the IRS, any of which could lessen or increase certain adverse impacts of TCJA.

The Tax Cuts and Jobs Act (TCJA) (P.L. 115-97) modified the section 174 rules and beginning in 2022, taxpayers may no longer currently deduct R&D expenditures but instead must amortize specified R&D expenditures ratably over five years (or 15 years for foreign expenditures).

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law and, among other things, imposed a 1% U.S. federal excise tax on certain stock repurchases by publicly traded companies. The 1% excise tax generally applies to any acquisition by the publicly traded company (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the TCJA, the CARES Act, the IRA, and such additional legislation is and continues to be forthcoming.

While some of these U.S. federal income tax changes may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, and the IRA, and additional tax legislation. We continue to work with our tax advisors and auditors to determine the full impact of the TCJA, the CARES Act, and the IRA on us. We urge our investors to consult with their legal and tax advisors with respect to both TCJA and the CARES Act and the potential tax consequences of investing in our Common Stock and Warrants.

Our ability to use our net operating losses and other tax attributes may be limited.

As of December 31, 2024, we had approximately $34.6 million of federal and $18.4 million of state net operating loss carryforwards (“NOLs”), available to offset future taxable income. Under current law, our federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of its taxable income annually for tax years beginning after December 31, 2020. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes.

Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently and have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the ongoing conflict between Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Our industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U.S. pharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or governmental actions. Legislative and regulatory agendas as they relate to the pharmaceutical industry are currently uncertain. Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and/or our current and future third-party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. Reductions in NIH grants to us or our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the pharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the pharmaceutical industry, or the regulatory agencies that oversee the pharmaceutical industry, will affect our business.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we will never obtain regulatory approval for our product candidates. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our products.

Under the Federal Food, Drug, and Cosmetic Act, our products cannot be investigated in humans or marketed without approval from FDA. In addition, companies developing new therapies routinely seek and receive guidance from FDA regarding their methods and plans for developing their products. We and companies like us may also benefit from FDA-administered programs like orphan drug designation and expedited development pathways, e.g., breakthrough designation. Any material reductions in the ability of FDA to perform these and other functions may delay the development and approval of our product candidates. Recent actions by the Trump Administration have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Reports indicate that 5,000 out of 80,000 employees have been terminated. Although we cannot be certain at this early stage, these terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the Trump Administration intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

Approval may be delayed or denied because we cannot satisfy FDA’s Chemistry, Manufacturing and Control Requirements.

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

We may encounter substantial delays in our planned clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Our planned clinical trials are expected to be expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We are currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the U.S. and three sites in Eastern Europe. We cannot be sure that submission of an IND or, in the case of the European Medicines Agency (the “EMA”), a clinical trial application (a “CTA”), will result in the FDA or EMA allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if additional trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in obtaining required IRB approval at each clinical trial site;

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including, but not limited to, after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments in trials conducted by competitors that raise FDA or EMA concerns about risk to patients broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays or difficulties resulting from public health crises;

●	delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;

●	failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, requirements, or applicable EMA or other regulatory guidelines in other countries;

●	occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the cost of clinical trials of our product candidates being greater than we anticipate;

●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, conducting additional clinical trials or abandoning product development programs; and

●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

We may conduct certain of our clinical trials for our product candidates outside of the U.S. which, among other risks, exposes us to the possibility that the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We may conduct clinical trials outside of the United States. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice. Therefore, later stage clinical trials designed to determine that our product candidates are safe and effective for the purposes of FDA approval will be conducted in part in the U.S. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks including risks associated with:

●	additional foreign regulatory requirements;

●	foreign exchange fluctuations;

●	compliance with foreign manufacturing, customs, shipment and storage requirements;

●	cultural differences in medical practice and clinical research; and

●	diminished protection of intellectual property in some countries.

By extension, clinical trials that are predominantly conducted in the U.S. or primarily based on feedback from the FDA may not result in sufficiently diverse patient populations to warrant approval in other countries (for example, Japan) or those other comparable foreign regulatory authorities may have differences of opinion on appropriateness of trial design or differences in interpretation of some data. In those situations, approvals in other countries outside the U.S. may be delayed or never approved, which would materially detract from the commercial success of any impacted product candidates.

Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity, and potency, and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through an expedited review program, and if we are unable to do so, then we could face increased expense to obtain, and delays in the receipt of necessary marketing approvals.

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

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our Treg Modalities. We are seeking to do so through our internal research programs and may also explore strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different neurodegenerative and autoimmune diseases may require changes to our cell manufacturing platform, which may slow down development or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, and we may forego or delay the pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

If any of our product candidates are approved for marketing and commercialization and we have not developed or secured third-party marketing, sales and distribution capabilities, we will be unable to successfully commercialize such products and may not be able to generate product revenue.

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

Our research and development activities and our third-party manufacturers and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our manufacturers’ facilities pending their use and disposal.

We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damage and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage. Any contamination by such hazardous materials could therefore materially adversely affect our business, financial condition, results of operations and growth prospects.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy which began in 2020 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions on lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the AlloMek Agreement, the Sellers have a right to repurchase certain assets and specified intellectual property from us in the event of a change of control and if we fail to meet certain obligations regarding development and commercialization.

Pursuant to the AlloMek Agreement, the Sellers have a right to repurchase certain specified assets and intellectual property that we purchased from the Sellers pursuant to the AlloMek Agreement. This right is triggered if (1) we undergo a change of control, and (2) if we fail to meet our obligations regarding the development and commercialization of PAS-004 (formerly CIP-137401) (the “Drug”), including actions such as winding up, liquidating, or exiting the biotechnology business. If these conditions are met, we must offer to sell the Drug and all related intellectual property back to the Sellers at a specified price. The exercise of this repurchase right could result in the loss of key assets upon which a substantial portion of our business and strategy is based.

Risks Related to Our Dependence on Third Parties

We rely completely on third parties, including WuXi, to supply drug substance and manufacture drug product for our clinical trials and preclinical studies. We intend to rely on other third parties to produce commercial supplies of product candidates, and our dependence on third parties could adversely impact our business.

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

We currently only use one CMO, Wuxi, for the production of PAS-004 drug substance and we utilize the same manufacturer for the production of drug product for our clinical trials. The termination of this relationship would result in a disruption to our product development and our business may be harmed.

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of public health crises, such as the COVID-19 pandemic or the conflict between Russia and Ukraine and the conflict between Israel and Hamas, increased U.S. trade tariffs and trade disputes with other countries and any resulting trade wars could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

If, for any reason, our CMOs are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our ingredients or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Our inability to coordinate the efforts of our third-party manufacturing partner(s), or the lack of capacity available at our third-party manufacturing partner(s), could impair our ability to supply any of our product candidates at the required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partner(s), we could experience significant interruptions in the supply of any of our product candidates if we decide to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi, and will likely continue to rely on foreign CROs and CMOs in the future. There has been increased governmental focus in the United States on the role of Chinese companies in the life sciences industry. This focus has included U.S. legislative proposals, such as the proposed BIOSECURE Act, which has been passed by the U.S. House of Representatives and is pending before the U.S. Senate. If enacted, the BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract with the government. Although the proposed Act has not been enacted and thus is subject to change through the legislative process, a version of the BIOSECURE Act passed by the U.S. House of Representatives defines a “biotechnology company of concern” to include WuXi Biologics and WuXi AppTec. If adopted, the BIOSECURE Act could cause us to seek to exit some or all of our arrangements with WuXi (or any other China-based service provider determined to be “biotechnology companies of concern”) and accelerate the transition of these services to alternative companies or continue to engage redundant suppliers for the U.S. market. Additionally, the legislation could adversely impact WuXi’s operations or financial position which, in turn, could impact its ability to perform under our agreements with it. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.

In addition, these entities or materials sourced from these entities may be subject to other U.S. legislation, sanctions, investigations, regulations trade restrictions tariffs, regulatory actions, or ex-U.S. legislation, regulatory actions or requirements that could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay or impact the availability of our product candidates, delay or impact clinical trials, availability of commercial supply or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Any of the foregoing outcomes could adversely affect our financial condition and business prospects.

Furthermore, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our research programs, preclinical studies, clinical trials and other aspects of product development. We will also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from our planned clinical trials. We will rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP, GLP, and GACP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP, GLP and GACP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP, GLP and GACP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine whether any of our clinical or preclinical trials complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If any of our CROs or clinical trial sites terminate their involvement in one of our preclinical studies or clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

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

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such a transaction.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the first Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the first Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. Furthermore, following the change of administrations, the second Trump administration announced plans to implement or increase tariffs, particularly on products manufactured in China, Canada and Mexico. Any retaliatory tariffs from Mexico are expected to be imposed on U.S. goods. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

Further, our primary manufacturer and supplier, WuXi, is located in China and the subject of increased U.S. government scrutiny. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

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

The market price of our Common Stock and Warrants are highly volatile and for the year ended December 31, 2024, the market price of our Common Stock ranged from $2.54 to $8.75 per share and the market price of our Warrants ranged from less than $0.01 to $0.05. The recent fluctuations in our trading price and future trading in our Common Stock and Warrants may be subject to wide fluctuations in response to a variety of factors, including the following:

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

These and other market and industry factors may cause the market price and demand for our Common Stock and Warrants to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of Common Stock or Warrants and may otherwise negatively affect the liquidity of our Common Stock and Warrants. In addition, the stock market in general, and Nasdaq Capital Markets and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a security has been volatile, holders of that security have instituted securities class action litigation against the company that issued the security. If any of our stockholders brought a lawsuit against us, we could incur substantial costs by defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

Until you acquire shares of our Common Stock upon exercise of your Warrants, your Warrants will not provide you any rights as a common stockholder. Upon the exercise of your Warrants, you will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

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

During the year ended December 31, 2023, we identified a material weakness in our financial reporting related to certain tax disclosures in Note 10 of our financial statements. As of the date hereof, after designing and conducting procedures designed to remediate the material weakness, and testing such procedures, we have concluded that these controls are operating effectively, and the prior material weakness has been remediated.

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

The requirements of being a public company may strain our resources, resulting in more litigation and divert management’s attention.

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

Our second amended and restated certificate of incorporation (“Certificate of Incorporation”), and our amended and restated bylaws (“Bylaws”) contain provisions that could depress the market price of our securities by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:

●	prohibit cumulative voting;

●	authorize our Board to amend the Bylaws;

●	provide that our Board be divided into three classes of directors serving staggered three-year terms and removal of directors can only be for cause;

●

provide that our stockholders may only adopt, amend, alter or repeal the Bylaws by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) in voting power of the outstanding shares of common stock;

●	eliminate the ability of our stockholders to act by written consent without a meeting, requiring all stockholder action to be taken at an annual or special meeting of stockholders;

●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

●	state that a stockholders meeting, special or annual, may be adjourned by the Board, the chairman of the meeting or, if directed to be voted on by the chairman of the meeting, by the Company’s stockholders present or represented at the meeting, although less than a quorum.

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

As of March 20, 2025, our officers, directors and principal stockholders, beneficially own, in the aggregate, approximately 17.7% of our outstanding Common Stock. Accordingly, these stockholders, if acting together, may have the ability to impact the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons may have the ability to influence the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our securities by:

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

In light of the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar, the British pound, the Euro, and the Australian Dollar may adversely affect us. Although we are based in the United States, we currently have research and development operations through our Australian subsidiary, Pasithea MacroMEK Pty Ltd. As a result, our business may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period and the price of our Common Stock and Warrants. Currently, we do not have any exchange rate hedging arrangements in place.

Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our Common Stock and/or Warrants being delisted from The Nasdaq Capital Market.

In the past, we have received notices from Nasdaq’s Listing Qualifications Department indicating that we had not complied with certain of the Nasdaq Capital Market’s continued listing standards. While we have regained compliance for each instance, there can be no assurance that we will continue to maintain compliance with the Minimum Bid Price Requirement or maintain compliance with the other Nasdaq listing requirements. If the price of our Common Stock were to again decline to a price whereby we are in violation of the Minimum Bid Price Requirement, the market may perceive a decision to effect an additional reverse stock split as a negative indicator of our future prospects, and as a result, the price of our Common Stock may fail to regain compliance with the Minimum Bid Price Requirement after any such additional reverse stock split. A delisting could substantially decrease trading in our Common Stock and/or Warrants, adversely affect the market liquidity of our Common Stock and/or Warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our Common Stock and/or Warrants may decline further, and stockholders may lose some or all of their investment.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on the Nasdaq Capital Market, stabilize our market price, improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market or another national exchange’s listing requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we may use, store and process sensitive of data.  To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of data segregation, physical, procedural, and technical safeguards along with documented policies and procedures.  By fully outsourcing our IT environment and placing it within expert third party software-as-a-service, human resource, and clinical providers, our primary means of avoiding cyber risk is minimizing sensitive data within our enterprise.

The cyber risk management program falls under the responsibility of our Chief Financial Officer (“CFO”) who manages the overall security through constant communication and supervision of our third-party vendors.   Under the guidance of our CFO who reports the Audit Committee, we try to minimize our data footprint to keep our cyber risk low. We use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

Under the ultimate direction of our CFO, with oversight from our board of directors, we maintain a security governance structure to evaluate and address cyber risk. Our CFO regularly consults with our third-party IT consultant who has expertise in cybersecurity to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements.

The Audit Committee of our Board provides direct oversight over cybersecurity risk, and provides updates to the Board of Directors regarding such oversight, when and if appropriate. Our CFO provides periodic updates to the Audit Committee regarding cybersecurity matters including significant new cybersecurity threats or incidents, when and if appropriate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “KTTA.”

Holders of Record

As of March 20, 2025, we had 39 holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6. [Reserved]

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Limited (UK) is a private limited Company, registered in the United Kingdom (UK). Pasithea Clinics Inc. is incorporated in Delaware, Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, a private limited Company, registered in Portugal, and Alpha-5 Integrin, LLC and AlloMek Therapeutics, LLC, are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia.

Overview

We are a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies.

Our primary operations (the “Therapeutics” segment) are focused on developing our lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter from the FDA for our Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Dose Escalation Study”). We are currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the United States and three additional sites in Eastern Europe. Our clinical development plan for PAS-004 is to advance PAS-004 into a Phase 1/1b clinical trial in adult NF1-PN patients followed by pediatric NF1-PN patients and ultimately complete registrational clinical trials in these patient populations, which are the initial indications that the Company plans to seek marketing approval of PAS-004 for.

Additionally, we have two programs that are in the discovery stage, which we believe address limitations in the treatment paradigm of the indications we plan to address with these programs, which are currently amyotrophic lateral sclerosis (“ALS”) for PAS-003 and schizophrenia for PAS-001. During the year ended December 31, 2023, we determined to cease further development of our PAS-002 program for multiple sclerosis due to several factors including the significant capital, resources and time required to develop the program, and the current and projected availability of effective treatment options for MS patients, among others.

During the year ended December 31, 2023, we also discontinued providing business support services to anti-depression clinics (the “Clinics” segment) in the U.K. and in the United States, previously conducted through partnerships with healthcare providers. During the year ended December 31, 2023, the at home services in New York, NY as well as in the U.K were discontinued and the Company sold and disposed of the assets associated with the Clinics operations in Los Angeles, CA. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), AlloMek Therapeutics, LLC (“AlloMek”) and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024 was a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company registered in Portugal. Pasithea Clinics Inc. is incorporated in Delaware. Alpha-5 and AlloMek are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. Although we anticipate a decline in the rate of inflation in 2025, we expect inflation to continue to have a negative impact throughout 2025, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

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

Results of Operations

Years Ended December 31, 2024 and 2023

Our financial results for the years ended December 31, 2024 and 2023 are summarized as follows:

	For the Years Ended December 31,
	2024	2023	Change	% Change
Selling, general and administrative	$7,051,468	$7,878,596	$(827,128)	(10.5)
Research and development	7,198,494	8,100,765	(902,271)	(11.1)
Loss from operations	(14,249,962)	(15,979,361)	1,729,399	(10.8)
Other income, net	345,378	471,613	(126,235)	(26.8)
Net loss from continuing operations	(13,904,584)	(15,507,748)	1,603,164	(10.3)
Net loss from discontinued operations, net of tax	-	(453,910)	453,910	(100.0)
Net loss	$(13,904,584)	$(15,961,658)	$2,057,074	(12.9)

General and Administrative

General and administrative expenses decreased by approximately $827,000, or 10.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by (i) a decrease of $530,000 in professional fees, of which approximately $271,000 was related to public company and corporate communications expenses, approximately $127,000 was related to business development, and approximately $132,000 was related to personnel, office expenses or other professional fees (ii) a decrease in legal fees of approximately $461,000, (iii) a decrease in accounting fees of approximately $57,000, offset by (iv) an increase of approximately $147,000 in stock compensation expenses, and (v) an increase of approximately $74,000 in consulting fees.

We expect general and administrative expenses to decrease slightly in fiscal year 2025 as compared to fiscal year 2024 primarily due to reduced legal and public company and corporate communications expenses.

Research and Development

Research and development expenses for the years ended December 31, 2024 and 2023 relates to activities primarily focused on the development of PAS-004, PAS-003 and PAS-001.

Research and development expenses decreased by approximately $903,000, or 11.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to (i) a decrease of approximately $2,019,000 of pre-clinical research related to our discovery programs, (ii) a decrease of approximately $1,141,000 in manufacturing costs related to PAS-004 due to the bulk manufacturing of GMP materials to support our clinical trials in fiscal year 2023, (iii) a decrease of approximately $167,000 in consulting fees, (iv) a decrease in compensation and stock compensation expenses of approximately $200,000 in connection with the reduction in workforce related to the closure of our research laboratory, offset by (v) an increase of approximately $2,624,000 in clinical research related to the ongoing FIH Phase 1 Dose Escalation Study.

We expect research and development expenses to increase in fiscal year 2025 as compared to fiscal year 2024 primarily due to (i) an increase in clinical research for PAS-004 related to the ongoing FIH Phase 1 Dose Escalation Study and the upcoming phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients, and (ii) an increase in manufacturing costs related to the drug supply for our clinical trials, offset by decreases in pre-clinical research and the reduction in workforce related to the closure of our research laboratory.

Other Income, Net

For the year ended December 31, 2024, other income, net decreased by approximately $126,000, or 26.8%, as compared to the year ended December 31, 2023. The decrease was primarily driven by a $126,000 increase in the fair value of our warrant liabilities during the year ended December 31, 2024.

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

Working Capital

	As of December 31,
	2024	2023
Current assets	$7,368,315	$16,692,154
Current liabilities	1,119,871	2,634,040
Working capital	$6,248,444	$14,058,114

Working capital decreased by $7.8 million between December 31, 2024 and December 31, 2023 due primarily to cash used to fund operations for the year ended December 31, 2024.

Liquidity and Capital Resources

	Year Ended December 31,
	2024	2023
Net loss	$(13,904,584)	$(15,961,658)

Net cash used in operating activities	$(13,923,438)	$(12,814,133)
Net cash provided by investing activities	-	75,199
Net cash provided by (used in) financing activities	4,517,634	(3,726,416)
Effect of foreign currency translation	(2,519)	(3,991)
Net cash used in discontinued operations	-	(287,471)
Decrease in cash and cash equivalents	$(9,408,323)	$(16,756,812)

Cash and cash equivalents decreased by approximately $9.4 million for the year ended December 31, 2024 compared to a decrease of approximately $16.8 million for the year ended December 31, 2023, which was primarily attributable to cash used to fund operations, partially offset by an increase of approximately $4.5 million in net cash from financing activities from the private placement offering in September 2024.

Liquidity & Capital Resources Outlook

As of December 31, 2024, we had approximately $6.9 million in operating bank accounts and money market funds, with working capital of approximately $6.2 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placements we consummated in November 2021 and September 2024 and the receipt of cash upon the prior exercise of our outstanding warrants. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this annual report, without raising additional capital.

In September 2024, we entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement (the “September 2024 Private Placement”) of (i) pre-funded warrants to purchase up to 1,219,513 shares of our Common Stock, at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 1,219,513 shares of Common Stock, at an exercise price of $3.85 per share, and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “September 2024 Warrants” ) to purchase up to 1,219,513 shares of Common Stock with an exercise price of $3.85 per share. The combined purchase price per Pre-Funded Warrant and accompanying September 2024 Warrants was $4.099. The net proceeds to us from the Private Placement were approximately $4.5 million, after deducting placement agent fees and estimated offering expenses.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of December 31, 2024, our calculated public float is below $75.0 million and we will be restricted from selling more than an aggregate of one-third of our public float pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

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

Contractual Obligations

See Note 12 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our contractual obligations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2024.

Management has completed such an evaluation and has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2024 based on those criteria.

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

Management believes our updated controls have been operating for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively and that the material weakness identified above is remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the changes to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for nonaccelerated filers and emerging growth companies from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the fiscal quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of March 20, 2025, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Dr. Tiago Reis Marques	48	Chief Executive Officer and Director
Daniel Schneiderman	47	Chief Financial Officer
Non-Employee Directors
Prof. Lawrence Steinman	77	Executive Chairman and Co-Founder
Simon Dumesnil (1)(2)(3)	47	Director
Dr. Emer Leahy (1)(2)(3)	59	Director
Alfred Novak (1)(2)(3)	77	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Each executive officer serves at the discretion of our Board and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Dr. Tiago Reis Marques (Chief Executive Officer and Director) has served as our Chief Executive Officer and member of our Board since August 2020. Dr. Marques is also a senior clinical fellow at Imperial College London and a lecturer at the Institute of Psychiatry, Psychology and Neuroscience (IoPPN) at King’s College London. The IoPPN is renowned globally, being ranked second in the world for psychology and psychiatry by US News and Best Global Universities and is home to one of the largest centers for neuroscience research worldwide. Dr. Marques also practices as a psychiatrist at Maudsley Hospital. His research is primarily focused on the mechanism of action of psychiatric medications and novel treatment targets. During his career, he has obtained multiple awards for his research. Dr. Marques has authored or co-authored over 100 scientific publications in peer-reviewed journals within the fields of psychiatry and neuroscience, has an h-index exceeding 45 and over 10,000 citations, and has co-authored international treatment guidelines and written book chapters, including the seminal, “Neurobiology of Mental Illness.” We believe that Dr. Marques’s extensive medical and scientific background coupled with his significant research and development achievements and clinical experience, makes him qualified to serve as our Chief Executive Officer and a member of our Board.

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

Simon Dumesnil has served on our Board since April 2021. He is currently a Managing Partner and Director of Dunraven Capital Partners Limited, an investment management advisory company incorporated in the U.K. that focuses on investments in Eastern European corporate distressed credits and structured products. From 2013 to 2018, Mr. Dumesnil served as Managing Director and Head of the Structured Financing Group Americas at UBS Securities LLC. In this role, he was responsible for managing the structured financing trading book in the USA and LATAM, overseeing a portfolio of financing positions across various fixed income products including corporate syndicated and middle-market loans, corporate bonds, real estate loans, and CMBS/RMBS/CLO/ABS, as well as LATAM Sovereign. Prior to this, Mr. Dumesnil was the Managing Director and Co-Head of the Private-Side Structuring Group EMEA at UBS AG from 2010 to 2013. In these roles, he was responsible for arranging structured solution transactions and acquisitions for the Financial Institutions Group (FIG) and Special Situation Group (SSG) and co-headed the illiquid financing business. From 2009 to 2010, Mr. Dumesnil served as the Chief Investment Officer at Bluestone Capital Management, where he managed investments in distressed assets across Europe. Between 2008 and 2009, Mr. Dumesnil was a Director at Lehman Brothers Holding Inc., where he was responsible for restructuring and unwinding Lehman Brothers Special Financing Inc.’s derivative book post-bankruptcy. From 2003 to 2008, Mr. Dumesnil was a Director at Lehman Brothers International (Europe). Mr. Dumesnil holds a Master of Science in Banking and International Finance from Cass Business School and a Bachelor in Business and Administration from École des Hautes Études Commerciales (HEC). Throughout his career, Mr. Dumesnil has advised on and underwritten corporate risk related to companies across various industries and jurisdictions. He possesses extensive knowledge in corporate restructuring and capital structure optimization for companies at different stages of their business life cycle. His experience as Chief Investment Officer during the launch and growth phases of a financial services and technology company provides valuable insights for our Company. We believe that Mr. Dumesnil is qualified to serve on our Board due to his extensive management and investment experience, as well as his expertise in corporate restructuring and capital structure optimization.

Dr. Emer Leahy has served on our Board since June 2021. Dr. Leahy received her Ph.D. in neuropharmacology from University College Dublin, Ireland in 1990, and her MBA from Columbia University in 2000. She has been with PsychoGenics Inc., a preclinical CNS service company, since 1999 and is currently serving as its chief executive officer and is responsible for compensation recommendations companywide. Prior to her appointment as the chief executive officer, where she is responsible for compensation recommendations companywide. Prior to her appointment as chief executive officer, she was the vice president of business development. Dr. Leahy is also the chief executive officer of PGI Drug Discovery LLC, a company engaged in psychiatric drug discovery with five partnered clinical programs including one in Phase III. Additionally, Dr. Leahy served as a member of both the compensation committee and the audit committee of Bright Minds Biosciences Inc. (NASDAQ: DRUG), a biotech company, until April 2022. Since 2016, Dr. Leahy has served as a member of the board of directors of Intensity Therapeutics, Inc.. With more than 30 years of experience in drug discovery, clinical development and business development for pharmaceutical and biotechnology companies, Dr. Leahy possesses extensive knowledge of technology assessment, licensing, mergers and acquisitions, and strategic planning. She is also an Adjunct Associate Professor of Neuroscience at Mount Sinai School of Medicine. Dr. Leahy has also served on the Emerging Companies Section Governing Board for the Board of the Biotechnology Industry Organization, the Business Review Board for the Alzheimer’s Drug Discovery Foundation, and the Scientific Advisory Board of the International Rett Syndrome Foundation. She also currently serves on the Board of PsychoGenics Inc, the Board of Intensity Therapeutics, and is the Chair of the Board of Trustees of BioNJ. We believe that Dr. Leahy is qualified to serve on our Board due to her extensive pharmaceutical, biotechnology and business background, which provides valuable insights and expertise to the Company.

Alfred Novak has been a member of our Board since September 2022, bringing financial acumen and expertise in the pharmaceutical and medical device industries. He has held leadership positions as a Chief Executive Officer and Chief Financial Officer of public and private companies and has served on several boards of directors. Between October 2007 and June 2022, Mr. Novak served as a director, Audit Committee Chair, and Compensation Committee member of LivaNova Plc (NASDAQ: LIVN) (and its predecessor company, Cyberonics, Inc.), a publicly held, medical device company. Mr. Novak was actively involved in several acquisitions, disposals and start-up companies during his career. Mr. Novak has an MBA from the Wharton School of the University of Pennsylvania with a concentration in Healthcare and Finance. He holds a BS from the United States Merchant Marine Academy. We believe Mr. Novak is qualified to serve on our Board due to his extensive experience as a Chief Executive Officer, in financial management, strategic planning, international operations, product development, regulatory process and commercialization in the pharmaceutical and medical device industries.

Scientific Advisory Board

Luca Rastelli, Ph.D.

Dr. Rastelli is the Chief Scientific Officer of Deepcure, an emerging biotech that uses AI-driven discovery to create better molecules and faster cures for every disease-relevant protein target. Dr. Rastelli brings more than 25 years of oncology drug discovery and development experience, as well as business development experience ranging from startups to large pharmaceutical companies. Most recently, Dr. Rastelli was Chief Scientific Officer at Jubilant Therapeutics where he led all aspects of R&D for the company and was instrumental in bringing 2 compounds to the clinic. Previously Dr. Rastelli was Chief Scientific Officer at Kleo Pharmaceuticals where he led the team that brough a CD38 targeting compound based on Kleo’s novel ARM technology to the clinic for multiple myeloma. At BioXcel Therapeutics he was Vice President, Oncology at where he helped bring the company to a successful IPO and he led a project focused on Neurofibromatosis type 2. Dr. Rastelli has held multiple preclinical and clinical project leadership positions at Boston Scientifics, CuraGen, Sopherion and EMD Serono (Merck Serono). Dr. Rastelli led the initial development of c-MET inhibitor TEPMETKO, approved for the treatment of METex14 positive NSCLC patients. Dr. Rastelli was also part of the initial development of the immuno-oncology antibody BAVENCIO, a PDL-1 inhibitor approved for several type of cancers. Dr. Rastelli received the American Brain Tumor Association’s 25th Anniversary Translational grant for his work on Medulloblastoma tumors at the Department of Neuro-Oncology, MD Anderson Cancer Center. Dr. Rastelli is a named inventor on more than 10 issued patents and holds a Ph.D. in Molecular Biology from the University of Geneva.

Rebecca Brown, M.D., Ph.D.

Dr. Rebecca Brown is a board-certified adult neuro-oncologist who specializes in Neurofibromatosis (NF) and Schwannomatosis (SWN) genetic nerve tumor predisposition syndromes. She earned her Ph.D. from The University of Texas at Austin (UT Austin) in Neuroscience studying the molecular genomics and behavioral outcomes of endocrine-disrupting pollutants on females across multiple generations. Dr. Brown completed a post-doctoral fellowship at the Center for Strategic and Innovative Technologies at UT Austin in human performance research and then earned her M.D. from UT Southwestern in 2013. She completed her intern year at East Tennessee State University in 2014 and her neurology residency at Mount Sinai Hospital in NYC in 2017. She specialized in neuro-oncology during a fellowship at Memorial Sloan Kettering Cancer Center (MSKCC) completed in 2019. She worked as an instructor at MSKCC for 18 months prior to accepting a position as Assistant Professor and Director of the all-ages NF and SWN Clinic at The Mount Sinai Health System in January 2021. In November 2024, Dr. Brown joined the University of Alabama (UAB) Department of Neurology as an associate professor and is the Director of the adult NF and SWN clinic at UAB. Dr. Brown has experience on both sides of the bench in NF laboratory research involving the RAS-RAF-MEK-ERK (MAPK) pathway, including genome editing, cell culture, xenografts, and clinical trials. Her particular interest is in developing treatments for NF1-associated dermal tumors called cutaneous neurofibromas.

Daniel R. Weinberger, M.D.

Dr. Weinberger is Director and CEO of the Lieber Institute for Brain Development at the Johns Hopkins Medical Center and Professor of Psychiatry, Neurology, Neuroscience and Human Genetics at the Johns Hopkins School of Medicine. He was formally Director of the Genes, Cognition, and Psychosis Program of the Intramural Research Program, National Institute of Mental Health, National Institutes of Health in Bethesda, Maryland. He attended college at the Johns Hopkins University and medical school at the University of Pennsylvanian and did residencies in psychiatry at Harvard Medical School and in neurology at George Washington University. He is board certified in both psychiatry and neurology. Dr. Weinberger’s research has focused on brain and genetic mechanisms involved in the pathogenesis and treatment of neuropsychiatric disorders, especially schizophrenia. He was instrumental in focusing research on the role of abnormal brain development as a risk factor for schizophrenia. He has identified a number of specific neural and molecular mechanisms of genetic risk for schizophrenia, and genetic effects that account for variation in specific human cognitive functions and in human temperament. His recent work has focused on genetic and epigenetic regulation of expression in human brain of genes associated with developmental brain disorders. In 2003, Science magazine highlighted the genetic research of his lab as the second biggest scientific breakthrough of the year, second to the origins of the cosmos. He is the recipient of many honors and awards, including the Sarnat International Prize of the National Academy of Medicine, The International Neuroscience Prize of the Gertrud Reemtsma Foundation of the Max Planck Society, the NIH Directors Award, The Roche-Nature Medicine Neuroscience Award, The William K. Warren Medical Research Institute Award, the Adolf Meyer Prize of the American Psychiatric Association, the Foundation’s Fund Prize from the American Psychiatric Association, and the Lieber Prize of the Brain and Behavior Research Foundation. He is past president of the Society of Biological Psychiatry, past President of the American College of Neuropsychopharmacology and has been elected to the National Academy of Medicine of the National Academy of Sciences.

Board Composition

Our Board currently consists of five members. Under our Bylaws, the number of directors who shall constitute the Board shall equal not less than one or more than ten, as the Board may determine by resolution from time to time.

Board Elections

In accordance with the terms of our Certificate of Incorporation and Bylaws, our Board is divided into three classes; Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I director is Dr. Emer Leahy; her term will expire at the 2027 Annual Meeting;

●	The Class II directors are Alfred Novak and Simon Dumesnil; their terms will expire at the 2025 Annual Meeting; and

●	The Class III directors are Dr. Tiago Reis Marques and Prof. Lawrence Steinman; their terms will expire at the 2026 Annual Meeting.

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

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed through committee reports about such risks.

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

The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Compensation Committee. The Compensation Committee’s responsibilities include:

●	reviewing and approving, or recommending for approval by the Board, the compensation of our Chief Executive Officer and our other executive officers;

●	overseeing and administering our cash and equity incentive plans;

●	reviewing and making recommendations to our Board with respect to director’s compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual Compensation Committee report required by SEC rules, to the extent required.

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

Insider Trading Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the years ended December 31, 2024 and December 31, 2023, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Tiago Reis Marques (2)	2024	450,000	-	22,241	167,818	-	640,059
Chief Executive Officer	2023	450,000	30,000	57,347	-	-	537,347
Daniel Schneiderman (3)	2024	330,000	-	-	100,223	-	430,223
Chief Financial Officer	2023	330,000	15,939	-	-	-	345,939
Graeme Currie (4)	2024	386,535	-	-	48,276		434,811
Chief Development Officer	2023	330,647	15,970	-	98,247	-	444,864

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance.

(2)	Dr. Marques has served as Director and Chief Executive Officer since August 2020. Total compensation for 2024 for Dr. Marques includes i) $22,241 for stock awards representing the grant date fair value of the issuance of 4,168 shares of common stock pursuant to the vesting of RSUs originally issued in December 2021 and ii) $167,818 for the issuance of stock options to purchase 26,669 shares of Common Stock in March 2024. Total compensation for 2023 for Dr. Marques includes $57,347 for stock awards representing the grant date fair value of the issuance of 5,832 shares of Common Stock pursuant to the vesting of RSUs originally issued in December 2021.

(3)	Mr. Schneiderman was hired as Chief Financial Officer of the Company on October 11, 2022. Total compensation for 2024 for Mr. Schneiderman includes $100,223 for the issuance of stock options to purchase 15,927 shares of Common Stock in March 2024.

(4)	Dr. Currie resigned as Chief Development Officer effective as of November 15, 2024.

Employment Agreements with our Named Executive Officers

Employment Agreement with Dr. Tiago Reis Marques

On January 1, 2022, we entered into an employment agreement with Dr. Marques. Under the terms of Dr. Marques’ employment agreement, he holds the position of Chief Executive Officer and receives a base salary of $463,500 annually (effective April 1, 2025). In addition, Dr. Marques is eligible to receive an annual bonus, with a target amount equal to seventy-five percent (75%) of Dr. Marques’ annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Dr. Marques’ individual performance. Pursuant to the terms of his employment agreement, Dr. Marques is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

In the event we terminate Dr. Marques’ employment without Cause, we will pay Dr. Marques the equivalent of 12 months of his base annual salary in effect as of the date of termination, subject to standard payroll deductions and withholdings and Dr. Marques’ executing a release of claims against the Company. If we terminate Dr. Marques’ employment for any other reason, Dr. Marques will receive no compensation other than what he has earned at the time of the termination, and he will not be entitled to any severance benefits.

Employment Agreement with Daniel Schneiderman

On October 11, 2022, we entered into an employment agreement with Mr. Schneiderman. Under the terms of Mr. Schneiderman’ employment agreement, he holds the position of Chief Financial Officer and receives a base salary of $339,900 annually (effective April 1, 2025). In addition, Mr. Schneiderman is eligible to receive an annual bonus, with a target amount equal to thirty-five percent (35%) of Mr. Schneiderman’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Mr. Schneiderman’s individual performance. Pursuant to the terms of his employment agreement, Mr. Schneiderman is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our Named Executive Officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2024:

		Option Awards					Stock Awards
Name		Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested
Tiago Reis Marques, Chief Executive Officer	(1)	12/20/2021	10,000	-	$28.80	12/20/2031	-	$-
	(2)	03/1/24	11,669	15,000	$8.13	3/1/1934	-	$-
Daniel Schneiderman, Chief Financial Officer	(3)	10/11/2021	10,000	5,000	$25.20	10/11/2031	-	$-
	(4)	3/1/2024	5,927	10,000	$8.13	3/1/1934	-	$-
Graeme Currie, Chief Development Officer	(5)	2/24/2023	11,250	-	$9.82	2/24/1933	-	$-
	(6)	03/1/24	5,938	-	$8.13	3/1/1934	-	$-

(1)	Under the terms of Dr. Marques’ Executive Employment Agreement, on December 20, 2021, he received (i) a grant of 10,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date and (ii) a grant of 10,000 restricted stock units (“RSUs”). Dr. Marques’ stock options and RSUs each vest over three years, with one-third vesting 12 months after the grant date, and the remainder vesting in equal tranches quarterly for two years thereafter.

(2)	Under the terms of the Company’s 2023 Incentive Plan, Dr. Marques received a grant of 26,669 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 11,669 shares vested immediately and 5,000 shares vested on February 28, 2025 and then 10,000 shares vest in equal quarterly tranches for each of the two years thereinafter.

(3)	Under the terms of Mr. Schneiderman’s Executive Employment Agreement, on October 11, 2022, he received a grant of 15,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. Mr. Schneiderman’s stock options each vest over three years, with one-third vesting one year after the grant date, one-third vesting two years after the grant date and the one-third vesting three years after the grant date.

(4)	Under the terms of the Company's 2023 Incentive Plan, Mr. Schneiderman received a grant of 15,927 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 5,927 shares vested immediately 3,334 shares vested on February 28, 2025 and 6,666 shares vest in equal quarterly tranches for each of the two years thereinafter.

(5)

Under the terms of Dr. Currie’s Executive Employment Agreement, on February 24, 2023, he received a grant of 15,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 5,000 of Mr. Currie’s stock options vested on June 30, 2023 and the remaining 10,000 stock options were due to vest in equal quarterly tranches over each of the next two years. Upon Dr. Currie’s resignation on November 15, 2024, 3,750 unvested stock options were cancelled, and the 11,250 vested stock options were cancelled 90 days following Dr. Currie’s termination date on February 13, 2025.

(6)

Under the terms of the Company's 2023 Incentive Plan, Dr. Currie received a grant of 5,938 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 5,938 shares vested immediately. The 5,938 vested stock options were cancelled 90 days following Dr. Currie’s termination date on February 13, 2025.

There were no option exercises by our Named Executive Officers during our fiscal years ended December 31, 2024 or 2023.

Incentive Award Plans

2023 Incentive Plan

On October 6, 2023, our Board adopted the Company’s 2023 Stock Incentive Plan (the “2023 Incentive Plan”), and our stockholders approved the 2023 Incentive Plan at our 2023 Annual Meeting. As of stockholder approval of the 2023 Incentive Plan, no new grants of awards were made under the Pasithea Therapeutics Corp. 2021 Stock Incentive Plan (the “2021 Incentive Plan”) and all new grants of awards will be made under the 2023 Incentive Plan. All unused shares of Common Stock reserved under our 2021 Incentive Plan and shares from outstanding awards that are canceled or forfeited under the 2021 Incentive Plan will be rolled over for issuance under the 2023 Incentive Plan.

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

Director Compensation. The 2023 Incentive Plan provides for an annual limit on non-employee director compensation of $500,000, increased to $750,000 in the fiscal year of a non-employee director’s initial service as a non-employee member of the Board. This limit applies to the sum of both equity grants that could be awarded to non-employee directors during a fiscal year (based on their value under ASC Topic 718 on the grant date) and cash compensation, such as cash retainers and meeting fees earned during a fiscal year. Notwithstanding the foregoing, the Board reserves the right to make an exception to these limits due to extraordinary circumstances without the participation of the affected director receiving additional compensation.

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

Restricted Stock and Restricted Stock Units. The Compensation Committee may award restricted Common Stock and/or restricted stock units under the 2023 Incentive Plan. Restricted stock awards consist of shares of Common Stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our Common Stock, cash, or a combination of shares of Common Stock and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The restrictions and conditions applicable to each award of restricted stock or restricted stock units may include performance-based conditions. Unless otherwise provided by the Compensation Committee, no award of restricted stock or restricted stock units will provide for vesting earlier than one year after the date of grant. Dividends or distributions with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Compensation Committee. If any dividends or distributions are paid in stock before the restricted stock vests, they will be subject to the same restrictions. Dividend equivalent amounts may be deemed reinvested in additional restricted stock units or paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote on the shares.

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

Incentive Bonus Awards. The Compensation Committee may grant incentive bonus awards under the 2023 Incentive Plan from time to time. The terms of incentive bonus awards will be set forth in award agreements. Each award agreement will have such terms and conditions as the Compensation Committee determines, including performance goals and the amount of payment based on achievement of such goals. Incentive bonus awards are payable in cash and/or shares of our Common Stock.

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

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2024 certain information concerning his or her compensation for the year ended December 31, 2024:

Year Ended December 31, 2024

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)
Professor Lawrence Steinman	(3)	250,000	-	47,195	-	-	-	297,195
Simon Dumesnil	(4)	60,000	-	47,195	-	-	-	107,195
Dr. Emer Leahy	(5)	60,000	-	47,195	-	-	-	107,195
Alfred Novak	(6)	60,000	-	31,463	-	-	-	91,463

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 5 (Stockholders’ Equity) to our financial statements, which are included in this 10-K. The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2024 held by each of Prof. Lawrence Steinman, Simon Dumesnil, Dr. Emer Leahy and Alfred Novak was 12,500, 12,500, 12,500 and 10,000, respectively.

(2)	All directors receive reimbursement for reasonable out of pocket expenses in attending Board meetings and for participating in our business.

(3)	Under the terms of the Company’s 2023 Incentive Plan, Dr. Steinman received a grant of 7,500 stock options at an exercise price of $8.13 per share, equal to the closing price of the Company’s Common Stock on the grant date of March 1, 2024.

(4)	Under the terms of the Company’s 2023 Incentive Plan, Mr. Dumesnil received a grant of 7,500 stock options at an exercise price of $8.13 per share, equal to the closing price of the Company’s Common Stock on the grant date of March 1, 2024.

(5)	Under the terms of the Company’s 2023 Incentive Plan, Dr. Leahy received a grant of 7,500 stock options at an exercise price of $8.13 per share, equal to the closing price of the Company’s Common Stock on the grant date of March 1, 2024.

(6)	Under the terms of the Company’s 2023 Incentive Plan, Mr. Novak received a grant of 5,000 stock options at an exercise price of $8.13 per share, equal to the closing price of the Company’s Common Stock on the grant date of March 1, 2024. $10,000 of the fees earned for services rendered during fiscal year 2024 will be paid in fiscal year 2025.

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

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of nonpublic Information.

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. Consistent with our annual compensation cycle, the Compensation, Corporate Governance and Nominating Committee has for several years granted annual equity awards to its executive officers and directors at the start of the new fiscal year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in fiscal year 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 20, 2025 by:

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

Percentage ownership of our Common Stock is based on 2,705,263 shares of Common Stock outstanding as of March 20, 2025. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 20, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

	Beneficial Ownership Common Stock
Name of Beneficial Owner	Shares (1)	% (2)
5% or Greater Stockholders
PD Joint Holdings, LLC (3)	170,434	6.2%
Armistice Capital, LLC (4)	133,787	4.9%
Named Executive Officers and Directors:
Dr. Tiago Reis Marques (5)	67,170	2.5%
Daniel Schneiderman (6)	19,261	* %
Prof. Lawrence Steinman (7)	83,858	3.1%
Dr. Emer Leahy (8)	7,500	*
Simon Dumesnil (9)	10,000	*
Alfred Novak (10)	10,167	*
Dr. Graeme Currie (11)	-	*
All Directors and Officers as a group (6 persons) (12)	197,956	7.1%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days.

(2)	Percentages are rounded to the nearest tenth of a percent. Percentages are based on 2,705,263 shares of Common Stock outstanding as of March 20, 2025. Warrants, stock options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Consists of (i) 130,434 shares of Common Stock and (ii) 40,000 shares of Common Stock issuable upon the exercise of a warrant held directly by PD Joint Holdings, LLC Series 2016-A. All share information is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 15, 2023 on behalf of Paul B. Manning, Bradford Manning, PD Joint Holdings, LLC, Series 2016-A, and Tiger Lily Capital, LLC. The business address for each person and entity named in this footnote is 200 Garrett Street, Suite S, Charlottesville, Virginia 22902.

(4)	All share information is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 14, 2025, on behalf of Armistice Capital, LLC and Steven Boyd. The business address for each person and entity named in this footnote is 510 Madison Avenue, 7th Floor, New York, New York 10022.

(5)	Includes (i) 45,001 shares of Common Stock and (ii) 26,669 shares of Common Stock issuable upon exercise of vested stock options. Excludes 10,000 unvested options.

(6)	Includes 19,261 shares of Common Stock issuable upon exercise of vested stock options. Excludes 11,666 unvested stock options.

(7)	Includes (i) 66,358 shares of Common Stock, (ii) 10,000 shares of Common Stock issuable upon exercise of warrants; and (iii) 7,500 shares of Common Stock issuable upon exercise of vested stock options. Excludes 5,000 unvested stock options

(8)	Includes 7,500 shares of Common Stock issuable upon exercise of vested stock options. Excludes 5,000 unvested stock options.

(9)	Includes (i) 2,500 shares of Common Stock and (ii) 7,500 shares of Common Stock issuable upon exercise of vested stock options. Excludes 5,000 unvested stock options.

(10)	Includes (i) 3,500 shares of Common Stock and (ii) 6,667 shares of Common Stock issuable upon exercise of vested stock options. Excludes 3,333 unvested stock options.

(11)	Dr. Currie resigned from his position as Chief Development Officer effective as of November 15, 2024. As of the date of his resignation, he held no shares of Common Stock and all vested stock options held by Dr. Currie have been cancelled as of March 20, 2025.

(12)	Excludes Dr. Graeme Currie.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024, including our 2021 Incentive Plan and our 2023 Incentive Plan. Upon the adoption by our stockholders of the 2023 Plan on December 19, 2023, all unused shares of Common Stock reserved under our 2021 Incentive Plan, and shares from outstanding awards that are canceled or forfeited under the 2021 Incentive Plan, are available for issuance under the 2023 Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	182,034	$21.17	101,609
Equity compensation plans not approved by security holders	-	$-	-
Total	182,034	$-	101,609

(1)	Consists of stock options exercisable for 82,500 shares of Common Stock outstanding under the 2021 Incentive Plan and 99,534 shares of Common Stock outstanding under the 2023 Incentive Plan. Excludes 101,609 shares available under the 2023 Incentive Plan.

(2)	The number of shares of Common Stock available for grant and issuance under the 2023 Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning on January 1, 2024 by an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of January 1, 2023, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of Common Stock;

●	any promoters and control persons; and

●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Pursuant to our Audit Committee charter, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us have or will have a direct or indirect material interest.

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved will be the lesser of $120,000 or 1% of our assets, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of the Company has appointed Marcum LLP as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2024. The following table sets forth the fees billed to the Company for professional services rendered by Marcum LLP for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
Services:	2024	2023
Audit Fees (1)	$222,800	$252,173
Audit-Related Fees (2)	48,248	70,695
Tax Fees (3)	-	-
All Other Fees	-	-
Total fees	$271,048	$322,868

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of procedures related to regulatory filings in 2024 and 2023.

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

Prior to the engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

All services rendered by Marcum in our fiscal years ended December 31, 2024 and 2023 were pre-approved by our Audit Committee.

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

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.01	Membership Interest Purchase Agreement entered into June 21, 2022, by and among Pasithea Therapeutics Corp., Alpha-5 integrin, LLC, and certain Sellers (as defined in the agreement) (incorporated by reference to exhibit 2.01 of the Company’s Form 10-Q, filed with the Commission on August 15, 2022).
2.02	Membership Interest Purchase Agreement dated October 11, 2022 by and among Pasithea Therapeutics Corp., AlloMek Therapeutics, LLC, the Persons listed on Schedule 1.1 thereto, and Uday Khire, not individually but in his capacity as the representative of the Persons listed on Schedule 1.1 thereto (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on October 12, 2022).
3.1	Second Amended & Restated Certificate of Incorporation of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Pasithea Therapeutics Corp., dated December 29, 2023 (incorporated by reference to exhibit 3.4 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
3.3	Second Amended & Restated Bylaws of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to exhibit 4.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.2	Form of Warrant Agent Agreement, including Form of Warrant Certificate (incorporated by reference to exhibit 4.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.3	Form of Representative Warrant (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.4	Form of Warrants issued in private placement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2021).
4.5	Form of Warrants Issued in acquisition of AlloMek Therapeutics, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 (File No. 333-271896) filed with the Commission on May 12, 2023).
4.6	Form of Warrant Issued in acquisition of Alpha-5 integrin, LLC (incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 (File No. 333-271896) filed with the Commission on May 12, 2023).
4.7	Form of Pre-Funded Common Stock Purchase Warrant issued in private placement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on September 30, 2024).
4.8	Form of Common Stock Purchase Warrant issued in private placement (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on September 30, 2024).
4.9	Form of Placement Agent Common Stock Purchase Warrant issued in private placement (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on September 30, 2024).
4.10	Description of Securities (incorporated by reference to exhibit 4.7 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2024).
10.1+	2021 Incentive Plan (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.2	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).

10.3	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.4	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.5+	Executive Employment Agreement, dated as of January 1, 2022, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.15 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.6+	Stock Option Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.16 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.7+	Employment Agreement with Daniel Schneiderman (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q, filed with the Commission on November 14, 2022).
10.8	Settlement and Cooperation Agreement dated December 9, 2022, by and between Pasithea Therapeutics Corp. and Camac Fund, LP and its affiliates (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 14, 2022).
10.9+	Pasithea Therapeutics Corp. 2023 Stock Incentive Plan (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on December 19, 2023).
10.10+

Consulting Agreement between Pasithea Therapeutics Corp. and Dr. Lawrence Steinman, dated November 13, 2023 (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed with the Commission on March 29, 2024).

10.11	Securities Purchase Agreement, dated September 26, 2024 by and between Pasithea Therapeutics Corp. and purchaser parties thereto (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
10.12	Registration Rights Agreement, dated September 26, 2024 by and between Pasithea Therapeutics Corp. and purchaser parties thereto (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
10.13

At the Market Offering Agreement, dated November 26, 2024 by and between Pasithea Therapeutics Corp. and H.C. Wainwright & Co., LLC (incorporated by reference to exhibit 1.1 of the Company’s Form 8-K, filed with the Commission on November 26, 2024).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K filed with the Commission on March 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Dr. Tiago Reis Marques
Dr. Tiago Res Marques
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 24, 2025

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Tiago Reis Marques	Chief Executive Officer and Director	March 24, 2025
Dr. Tiago Reis Marques	(Principal executive officer)

/s/ Daniel Schneiderman	Chief Financial Officer	March 24, 2025
Daniel Schneiderman	(Principal financial and accounting officer)

/s/ Prof. Lawrence Steinman	Director	March 24, 2025
Prof. Lawrence Steinman

/s/ Simon Dumesnil	Director	March 24, 2025
Simon Dumesnil

/s/ Dr. Emer Leahy	Director	March 24, 2025
Dr. Emer Leahy

/s/ Alfred Novak	Director	March 24, 2025
Alfred Novak

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pasithea Therapeutics Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marcum LLP
We have served as the Company’s auditor since 2021. New Haven, CT
March 24, 2025

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,922,729	$16,331,052
Amount due from sale of assets	-	40,500
Prepaid expenses	302,641	215,895
Other current assets	142,945	104,707
Total current assets	7,368,315	16,692,154
Property and equipment, net	122,343	141,208
Right of use asset- operating lease	-	79,271
Intangibles, net	7,311,150	7,941,314
Goodwill	1,262,911	1,262,911
Total assets	$16,064,719	$26,116,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,119,871	$2,552,360
Lease liability- short term portion	-	81,680
Total current liabilities	1,119,871	2,634,040

Non-current liabilities
Warrant liabilities	162,172	84,366
Total non-current liabilities	162,172	84,366
Total liabilities	1,282,043	2,718,406

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,394,263 and 1,041,582 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	139	104
Additional paid-in capital	64,372,486	58,721,538
Accumulated other comprehensive loss	(7,171)	(4,652)
Accumulated deficit	(49,582,778)	(35,318,538)
Total stockholders’ equity	14,782,676	23,398,452
Total liabilities and stockholders’ equity	$16,064,719	$26,116,858

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2024	2023

Operating expenses:
Selling, general and administrative	$7,051,468	$7,878,596
Research and development	7,198,494	8,100,765
Loss from operations	(14,249,962)	(15,979,361)

Other income (expense):
Change in fair value of warrant liabilities	(77,806)	56,245
Interest and dividends, net	423,184	415,368
Other income, net	345,378	471,613

Loss before income taxes	(13,904,584)	(15,507,748)
Provision for income taxes	-	-
Net loss from continuing operations	$(13,904,584)	$(15,507,748)

Net loss from discontinued operations, net of tax	-	(453,910)
Net loss	$(13,904,584)	$(15,961,658)

Weighted-average common shares outstanding, basic and diluted	1,096,082	1,226,600
Basic and diluted loss per share from continuing operations	$(12.69)	$(12.64)
Basic and diluted loss per share from discontinuing operations	$-	$(0.37)

Comprehensive loss:
Net loss	$(13,904,584)	$(15,961,658)
Foreign currency translation	(2,519)	(3,991)
Comprehensive loss	$(13,907,103)	$(15,965,649)

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2023	1,301,921	$130	$61,855,659	$(661)	$(19,356,880)	$42,498,248
Stock-based compensation:
-restricted stock units	5,832	1	71,735	-	-	71,736
-stock options	-	-	520,533	-	-	520,533
Common stock repurchased in tender offer	(266,171)	(27)	(3,726,389)	-	-	(3,726,416)
Foreign currency translation	-	-	-	(3,991)	-	(3,991)
Net loss	-	-	-	-	(15,961,658)	(15,961,658)
Balance at December 31, 2023	1,041,582	104	58,721,538	(4,652)	(35,318,538)	23,398,452
Stock-based compensation:
-restricted stock units	4,168	-	117,460	-	-	117,460
-stock options	-	-	648,367	-	-	648,367
-warrants	-	-	7,866	-	-	7,866
Issuance of September 2024 pre-funded and common warrants, net	-	-	4,517,285	-	-	4,517,285
Issuance of common stock from the exercise of pre-funded warrants, net	348,513	35	314	-	-	349
Deemed dividend - warrant modification	-	-	359,656	-	(359,656)	-
Foreign currency translation	-	-	-	(2,519)	-	(2,519)
Net loss	-	-		-	(13,904,584)	(13,904,584)
Balance at December 31, 2024	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(13,904,584)	$(15,507,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,865	18,290
Amortization expense	630,164	630,164
Stock-based compensation	773,693	592,269
Change in fair value of warrant liabilities	77,806	(56,245)
Gain on sale of assets	-	(65,048)
Changes in operating assets and liabilities:
Prepaid expenses	(86,746)	346,480
Other assets	2,262	158,285
Accounts payable and accrued liabilities	(1,432,489)	1,070,967
Lease liabilities	(2,409)	(1,547)
Net cash used in operating activities	(13,923,438)	(12,814,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(34,301)
Net cash proceeds from sale of assets	-	109,500
Net cash provided by investing activities	-	75,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of September 2024 Offering warrants	4,998,784	-
Proceeds from exercises of pre-funded warrants	349	-
Payments of offering costs in connection with September 2024 Offering warrants	(481,499)	-
Note payable proceeds	-	392,354
Principal payments on note payable	-	(392,354)
Repurchase of common stock	-	(3,726,416)
Net cash provided by (used in) financing activities	4,517,634	(3,726,416)

Effect of foreign currency translation on cash	(2,519)	(3,991)
Net cash used in operating activities of discontinued operations	-	(611,278)
Net cash provided by investing activities of discontinued operations	-	323,807
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CHANGE IN CASH	$(9,408,323)	$(16,756,812)
Cash - Beginning of period	16,331,052	33,087,864
Cash - End of period	$6,922,729	$16,331,052

Supplemental disclosure of cash flow information:
Amount due from sale of assets	$-	$40,500
Deemed dividend – warrant modification	$(359,656)	$-

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an Initial Public Offering (the “Initial Public Offering”) on September 17, 2021. The Company is a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies.

The Company’s primary operations (the “Therapeutics” segment) are focused on developing the Company’s lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared the Company’s Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for the Company’s Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Dose Escalation Study”). The Company is currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the United States and three sites in Eastern Europe. The Company expects to complete the FIH Phase 1 Dose Escalation Study in 2026. The Company’s clinical development plan for PAS-004 is to begin a Phase 1/1b clinical trial in adult patients with neurofibromatosis type 1 (NF1)-associated plexiform and/or cutaneous neurofibromas followed by pediatric patients and ultimately seek FDA marketing approval in these patient populations.

Additionally, the Company has two programs that are in the discovery stage, which the Company believes address limitations in the treatment paradigm of the indications the Company plans to address with these programs, which are currently amyotrophic lateral sclerosis (“ALS”) for PAS-003 and schizophrenia for PAS-001. During the year ended December 31, 2023, the Company determined to cease further development of our PAS-002 program for multiple sclerosis due to several factors including the significant capital, resources and time required to develop the program, and the current and projected availability of effective treatment options for MS patients, among others.

During the year ended December 31, 2023, the Company through its subsidiaries discontinued providing business support services to anti-depression clinics (the “Clinics” segment) in the U.K. and in the United States, previously conducted through partnerships with healthcare providers. During the year ended December 31, 2023, the at home services in New York, NY as well as in the U.K were discontinued and the Company sold and disposed of the assets associated with the Clinics operations in Los Angeles, CA. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), AlloMek Therapeutics, LLC (“AlloMek”) and Pasithea MarcoMEK Pty Ltd. Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024 was a private limited Company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited Company registered in Portugal. Pasithea Clinics Inc. is incorporated in Delaware. Alpha-5 and AlloMek are both Delaware limited liability companies. Pasithea MarcoMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had approximately $6.9 million of cash and cash equivalents and working capital of approximately $6.2 million. The Company’s major sources of cash have been comprised of proceeds from various private offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2024, the Company had cash and cash equivalents of approximately $6.9 million and an accumulated deficit of approximately $49.6 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC, Pasithea Therapeutics Limited (U.K.), Pasithea Clinics Inc. (“Pasithea Clinics”) and Pasithea MarcoMEK Pty Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the years ended December 31, 2024 and 2023, the Company recorded zero of grant income as a contra expense within research and development.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $6.1 million and $13.4 million as of December 31, 2024 and 2023, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2024 and 2023, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the consolidated balance sheets as of December 31, 2024 and 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, December 31, 2024	$6,093,044	$6,093,044	$-	$-
Cash equivalents, December 31, 2023	$13,419,860	$13,419,860	$-	$-

Liabilities:
Public warrant liabilities, December 31, 2024	$152,240	$152,240	$-	$-
Representative warrant liabilities, December 31, 2024	$9,932	$-	$-	$9,932

Liabilities:
Public warrant liabilities, December 31, 2023	$79,200	$79,200	$-	$-
Representative warrant liabilities, December 31, 2023	$5,166	$-	$-	$5,166

The following table presents a reconciliation of the Level 3 Representative Warrants liabilities:

	Year ended December 31,
	2024	2023
Representative warrant liabilities, January 1	$5,166	$8,611
Issuances	-	-
Exercises	-	-
Change in fair value	4,766	(3,445)
Representative warrant liabilities, December 31	$9,932	$5,166

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of December 31, 2024 and 2023, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of December 31, 2024 and 2023, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Year ended December 31,
	2024	2023
Stock options	182,034	99,000
Warrants	3,293,692	767,800
Restricted stock units	-	4,168

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

The relevant translation rates are as follows:

	As of December 31,
	2024	2023
Closing rate, British Pound (GBP) to $USD at period end	1.2529	1.2747
Average rate, GBP to $USD for the period ended	1.2783	1.2434
Closing rate, Euro (EUR) to $USD at period end	1.0355	0.9052
Average rate, EUR to $USD for the period ended	1.0818	0.9251

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of December 31, 2024 and December 31, 2023, the Company had no material items of other comprehensive income (loss) except for the foreign currency translation adjustment.

Acquisitions, Intangible Assets and Goodwill

The consolidated financial statements reflect the operations of an acquired business beginning as of the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values at the date of acquisition; goodwill is recorded for any excess of the purchase price over the fair value of the net assets acquired. Significant judgment is required to determine the fair value of certain tangible and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain and could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires judgment. Intangible assets are amortized over their estimated lives. Any intangible assets associated with acquired in-process research and development activities (“IPR&D”) are not amortized until a product is available for sale.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies and certain cancers. See Note 14 Segment Information for further information.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have a material impact to the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company adopted ASU 2023-07 as of January 1, 2024, which resulted in additional disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	As of December 31,
	2024	2023
Leasehold improvements	$3,193	$3,193
Medical equipment	155,363	155,363
Office equipment	6,140	6,140
Property and equipment, gross	164,696	164,696
Less: accumulated depreciation	(42,353)	(23,488)
Property and equipment, net	$122,343	$141,208

Depreciation expense was $18,865 and $18,290 for the years ended December 31, 2024 and 2023, respectively.

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease commenced on August 15, 2022. The term of this sublease is for a period of thirty-nine and one-fourth (39.25) months commencing on the effective date, until May 15, 2024. The lease had a gross monthly rent of $15,700 per month to December 31, 2022. Starting January 1, 2023, the monthly rent increased by 3% annually, to $16,171 per month in 2023, and $16,656 in 2024.

This lease was accounted for as an operating lease under ASC 842, Leases, which resulted in the recognition of a right of use asset (“ROU asset”) and liability of approximately $332,000 at inception. The ROU asset is separately presented as a non-current asset, and the liability is recorded as a component of current and non-current liabilities on the Company’s Consolidated Balance Sheets. The Company discounted the future lease payments of this lease using the prevailing collateralized lending rate which would be extended to the Company based on its credit profile relative to the period of inception, and the duration of the lease from inception. The interest rate used in calculating the fair value listed above was 7.8%.

As of December 31, 2024, the Company recognized total ROU assets and lease liabilities as follows:

	As of December 31,
	2024	2023
Non-current leases - right of use assets	$-	$79,271
Current liabilities - operating lease liabilities	$-	$81,680
Non-current liabilities - operating lease liabilities	$-	$-

Operating lease expense	$156,041	$243,230
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-

There are no additional lease payments as of December 31, 2024.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(1,260,328)	4,411,150	5,671,478	(630,164)	5,041,314
Intangible assets, net	$8,571,478	$(1,260,328)	$7,311,150	$8,571,478	$(630,164)	$7,941,314

As of December 31, 2024, future expected amortization expense of Intangible assets was as follows:

2025	630,164
2026	630,164
2027	630,164
2028	630,164
2029	630,164
Thereafter	1,260,329
Remaining future amortization expense	$4,411,150

There were no changes to goodwill for the year ended December 31, 2024 and 2023, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 105,000,000 shares. The authorized capital stock is divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 1,394,263 and 1,041,582 shares of its Common Stock issued and outstanding at December 31, 2024 and 2023, respectively.

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

The Company issued an aggregate of 44,000 stock options under the 2021 Plan during the year ended December 31, 2023. Stock options issued under the 2021 Plan vest over a period of three years.

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

As of December 31, 2024, 201,143 total shares were available under the 2023 Plan, of which 99,534 shares were issued and outstanding and 101,609 shares were available for potential issuances.

Total stock-based compensation on stock options was $648,367 and $520,533, respectively, for the years ended December 31, 2024 and 2023.

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

2024 Common Stock Transactions

On September 26, 2024, the Company entered into a securities purchase agreement (the “September 2024 Offering”) with an institutional investor, pursuant to which the Company agreed to sell shares of Common Stock or pre-funded warrants in lieu thereof (“Pre-Funded Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $0.001 per share, Series A warrants (“Series A Warrants”) to purchase up to an aggregate of 1,219,513 shares of common stock at an exercise price of $3.85 per share, and Series B warrants (“Series B Warrants” together with the Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,219,513 shares of common Stock with an exercise price of $3.85 per share. The combined purchase price per Pre-Funded Warrant and accompanying September 2024 PIPE Warrants was $4.099. Aggregate gross proceeds from the September 2024 Offering were approximately $4.5 million and the September 2024 Offering closed on September 30, 2024.

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

In connection with the September 2024 Offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of September 26, 2024, with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants and the September 2024 PIPE Warrants no later than fifteen (15) days after the date of the Registration Rights Agreement (the “Registration Statement”), and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than forty-five (45) days following the date of the Registration Rights Agreement (or ninety (90) days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). The Registration Statement was declared effective by the SEC on October 11, 2024.

The net proceeds to the Company from the September 2024 Offering were approximately $4.5 million, after deducting placement agent fees and offering expenses payable by the Company. In addition, the Company issued to the placement agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 85,366 shares of Common Stock at an exercise price equal to $5.125 per share. The Placement Agent Warrants have substantially the same terms as the September 2024 PIPE Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance. The Company intends to use the net proceeds received from the September 2024 Offering for working capital and general corporate purposes.

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

During the year ended December 31, 2024, 348,513 Pre-Funded Warrants were exercised. As of December 31, 2024, 871,000  Pre-Funded Warrants are paid and issued but unexercised. In addition, the September 2024 PIPE Warrants have not been exercised as of December 31, 2024.

At The Market Agreement with H.C. Wainwright

On November 26, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of December 31, 2024, the Company was authorized to offer and sell up to $2,076,000 of its Common Stock pursuant to the ATM Agreement. During the three and twelve months ended December 31, 2024, the Company did not utilize the ATM Agreement.

Restricted Stock Units

During the year ended December 31, 2024 and 2023, the Company did not grant any RSUs or restricted stock awards. During the year ended December 31, 2024 and 2023, the Company issued a total of 5,832 and 4,168 shares of Common Stoc, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $117,000 and $72,000 of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively, in relation to the vesting of historically granted RSUs. As of December 31, 2024, there were no outstanding RSUs and no more remaining unamortized RSU compensation expense.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the year ended December 31, 2024, the Company granted stock options under the 2023 Plan to employees, to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $849,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13.

During the year ended December 31, 2024, stock options to purchase an aggregate of 16,500 shares of Common Stock with a strike price of $9.82 per share under our 2021 Plan were cancelled, and stock options to purchase an aggregate of 4,899 shares of Common Stock with a strike price of $8.13 per share under our 2023 Plan were cancelled.

During the year ended December 31, 2024, stock options to purchase an aggregate of 44,667 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

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

Stock-Based Compensation

For the years ended December 31, 2024 and 2023, total stock-based compensation expense related to the Company’s stock options was approximately $648,000 and approximately $520,000, respectively. For the year ended December 31, 2024, the Company recognized approximately $490,000 of stock-based compensation related to its options within general and administrative expense, and approximately $158,000 within research and development expense. For the year ended December 31, 2023, the Company recognized approximately $398,000 of stock-based compensation related to its options within general and administrative expense, and approximately $122,000 within research and development expense.

Stock option activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	99,000	$32.38	8.55	$-
Granted	104,433	$8.13	9.16	-
Expired/Cancelled	(21,399)	$9.43	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2024	182,034	$21.17	8.98	-

Exercisable, December 31, 2024	106,536	$29.35	8.05	$-

Outstanding, January 1, 2023	65,000	$45.63	9.12	$-
Granted	44,000	9.82	-	-
Expired/Cancelled	(10,000)	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2023	99,000	$32.38	8.55	-

Exercisable, December 31, 2023	55,500	$44.71	8.39	$-

As of December 31, 2024, remaining unamortized stock-based compensation expense related to the stock options was $310,000.

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

	Year ended December 31,
	2024	2023
Expected volatility	88.41%	68.6%
Expected term	6.5	6.5
Weighted-average risk-free interest rate	4.2%	4.1%
Weighted average fair value of underlying interest	$8.13	$0.49
Expected dividends	-	-

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $6.29 per option and $6.67 per option, respectively.

NOTE 8 – WARRANTS

During the year ended December 31, 2024, the Company issued warrants to purchase an aggregate of 1,500 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 with an exercise price equal to $8.13 per share. These warrants become exercisable in twelve equal monthly instalments commencing the day after issue date. The warrants expire ten years from the date of issuance.

During the year ended December 31, 2024, the Company issued the September 2024 PIPE Warrants to purchase an aggregate of 2,439,026 shares of Common Stock as described in Note 6. The September 2024 PIPE Warrants have an exercise price equal to $3.85 per share and 1,219,513 warrants have term of five years and 1,219,513 have a term of two and half years. Additionally, the Company issued the Placement Agent Warrants to purchase an aggregate of 85,366 shares of Common Stock with an exercise price of $5.13 per share and term of five years as described in Note 6.

For the year ended December 31, 2024 and 2023, total stock-based compensation expense related to the Company’s warrants was approximately $8,000 and $0, respectively, and is recognized within general and administrative expense on the consolidated statements of operations and comprehensive loss.

No warrants were expired/cancelled or exercised during the twelve months ended December 31, 2024.

AlloMek Warrants

During the year ended December 31, 2022, the Company issued warrants to purchase an aggregate of 50,000 shares of Common Stock (the “AlloMek Warrants”) to certain sellers in connection with the acquisition of AlloMek. The AlloMek Warrants were issued on October 11, 2022, and were immediately exercisable at $37.60 per share and expire five years from the date of issuance. The total grant date fair value of the AlloMek Warrants was determined to be approximately $0.5 million, as calculated using the Black-Scholes model and were capitalized and included in intangible assets. The assumptions used in the Black-Scholes calculation were as follows: volatility 55.7%; duration five years; and a risk-free rate of 4.14%.

As of December 31, 2024 and 2023, 50,000 AlloMek Warrants were outstanding, respectively.

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

As of December 31, 2024 and 2023, 50,000 Alpha-5 Warrants were outstanding, respectively.

PIPE Warrants

During the year ended December 31, 2021, the Company issued PIPE Warrants to purchase an aggregate of 433,999 shares of Common Stock to certain investors in connection with the November 2021 Private Placement. The PIPE Warrants were issued on November 24, 2021, were immediately exercisable, and expire five years from the date of issuance at $70.00 per share, subject to adjustment as set forth in the PIPE Warrants. Due to a certain anti-dilution provision, the exercise price of each 2021 PIPE Warrant was reduced to $20.00 per share (the “Warrant Modification”) as a result of the September 2024 Offering. The Company recognized the effect of the Warrant Modification as a dividend of $359,656.

As of December 31, 2024 and 2023, 433,999 PIPE Warrants were outstanding, respectively.

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

As of December 31, 2024 and 2023, 220,000 Public Warrants and 13,800 Representative Warrants were outstanding, respectively.

As of December 31, 2024, the fair value of the Public Warrants was approximately $0.36 per Public Warrant based on the closing price of the Public Warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.374 per Representative Warrant which was based on the relative fair value to the Public Warrants.

Warrant activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Warrants	Exercise price per share	Weighted average exercise price
Outstanding and exercisable on January 1, 2024	767,800	$37.60 - $125.00	$82.44
Granted	2,525,892	$3.85 - $8.13	3.90
Expired / Cancelled	-	-	-
Exercised	-	-	-
Outstanding and exercisable on December 31, 2024	3,293,692	$3.85 - $125.00	$15.62

Outstanding and exercisable on January 1, 2023	767,800	$37.60 - $125.00	$82.44
Granted	-	-	-
Expired / Cancelled	-	-	-
Exercised	-	-	-
Outstanding and exercisable on December 31, 2023	767,800	$37.60 - $125.00	$82.44

Warrants exercisable at December 31, 2024 were as follows:

Exercise Price	Number of warrants	Weighted-average remaining contractual term (years)	Weighted average exercise price
$3.85	2,439,026	3.00
$5.125	85,366	4.75
$8.13	1,500	9.17
$20.00	433,999	1.90
$37.60	100,001	2.63
$120.00	13,800	1.71
$125.00	220,000	1.71
	3,293,692	2.80	$15.62

No warrants expired/cancelled or exercised during the year ended December 31, 2024.

NOTE 9 – INCOME TAXES

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

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	December 31, 2024	December 31, 2023
Deferred tax assets:
Amortization	$-	$7,000
Research & development costs	2,917,000	1,977,000
ROU asset	-	1,000
Warrant liabilities	40,000	19,000
Stock-based compensation	307,000	430,000
Net operation loss carryforwards	8,126,000	5,146,000
Federal R&D tax credit	419,000	59,000
Total deferred tax asset	11,809,000	7,639,000
Deferred tax liabilities:
Amortization	(83,000)	-
Depreciation	(28,000)	(25,000)
Net deferred tax asset	11,698,000	7,614,000
Valuation allowance	(11,698,000)	(7,614,000)
	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income. Our deferred tax asset and valuation allowance increased by $4,084,000 and $3,471,000 for the years ended December 31, 2024 and 2023, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(0.1)%	1.7%
Stock-based compensation	(0.6)%	(0.9)%
Return to provision adjustment	(0.2)%	6.6%
Permanent items	-%	-%
R&D credit generated	1.7%
Other	-%	(6.0)%
Change in valuation allowance	(22.3)%	(22.4)%
Income tax provision	(0.1)%	—%

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2024, the Company had federal and state net operating loss carryforwards available to offset future taxable income in the amounts of approximately $34,610,000 and $18,430,000, respectively, which do not expire.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax position through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 10 – NET LOSS PER COMMON SHARE

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

At December 31, 2024, diluted net loss per share did not include the effect of 3,293,692 shares of Common Stock issuable upon the exercise of outstanding warrants, and 182,034 shares of Common Stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

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

In addition, the Alpha-5 Agreement allows for an earnout payment to be paid as part of the consideration due to the Sellers (the “Earnout Amount”). The Earnout Amount is dependent upon FDA approval of a monoclonal antibody targeting alpha5 beta1 integrin that was in development by Alpha-5 at the time of the execution of the Alpha-5 Agreement. Should such FDA approval be obtained, the Earnout Amount will depend on the attainment of certain net sales targets. The terms of the earnout contain three net sales target thresholds that trigger three different Earnout Amounts depending on which of the three net sales targets is achieved. Net sales generated after the drug is no longer subject to any patent protection or regulatory exclusivity are excluded from the Earnout Amount calculation. The earnout is deemed part of the consideration paid for the acquisition, in the form of contingent consideration. As of December 31, 2024 and 2023, this amount has been determined by the Company to hold no value.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – DISCONTINUED OPERATIONS

During the year ended December 31, 2023, we sold and disposed of our assets associated with the Clinics operations in Los Angeles, CA and disposed of our services in the U.K. The lease associated with the related property in Los Angeles was assumed by the buyer in the transaction.

As of December 31, 2024 and 2023, the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the Clinics operations were $0.

The results of operations from discontinued operations for the years ended December 31, 2024 and 2023, have been reflected in the consolidated statements of operations and consist of the following:

	Years Ended December 31,
	2024	2023
Revenues	$-	$-
Cost of services	-	-
Gross margin	-	-
General and administrative	-	518,958
Research and Development	-	-
Loss from discontinued operations	-	(518,958)
Gain on sale of accounts payable	-	-
Litigation settlement		-
Gain on sale of assets	-	65,048
Loss from discontinued operations, before income tax	-	(453,910)
Income tax expense	-	-
Net loss from discontinued operations, net of tax	$-	$(453,910)
Weighted-average common shares outstanding, basic and diluted	1,096,082	1,226,600
Basic and diluted loss per share from discontinued operations	$-	$(0.42)

The following table presents the gain on the sale of assets in Los Angeles, CA:

As of December 31, 2023
Cash proceeds	$109,500
Proceeds to receive in installments	40,500
Total	$150,000
Less transaction costs	(11,250)
Less book value of assets	(73,702)
Gain on sale, before income tax	$65,048
Income tax expense	-
Gain on sale, net of tax	$65,048

The following table presents non-cash items related to discontinued operations, which are included in the Company’s consolidated statement of cash flows:

Year ended December 31, 2023
Cash Flows From Operating Activities:
Gain on sale of assets	$(65,048)
Supplemental disclosure of cash flow information:
Amount due from sale of assets	$40,500

NOTE 14 – SEGMENT INFORMATION

The Company views its operations and manages its business as one operating and reportable segment, which is the business of research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies and certain cancers. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the CODM. Consistent with the operational structure, the Chief Executive Officer, as the CODM, reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects, and planning and forecasting for future periods on a consolidated basis. Operating expenses are used to monitor budget versus actual results in assessing performance of the segment. Total assets are monitored by the CODM on a consolidated basis which is reported on the face of the consolidated balance sheets. All the Company’s long-lived assets are held in the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2024, and 2023 is included at the bottom of the table below.

	As of December 31,
	2024	2023
Significant segment expenses
General and administrative (1)	$5,786,293	$6,306,707
Pre-clinical research (1)	1,479,896	3,584,483
CMC (1)	1,463,530	2,490,729
Clinical development (1)	4,097,521	1,652,808
License milestone payments	-	250,000
Depreciation and amortization	649,029	648,454
Share based compensation expense	773,693	592,269
Other segment items (2)	-	453,911
Total operating and segment expenses	$14,249,962	$15,979,361

Reconciliation of net loss
Change in fair value of warrant liabilities	77,806	(56,245)
Interest and dividends, net	(423,184)	(415,368)
Adjustments and reconciling items (3)	-	453,910
Segment and consolidated net loss	$13,904,584	$15,961,658

(1)	includes personnel costs and excludes share-based compensation expense
(2)	includes litigation settlements, loss from sale of assets, and loss on asset write offs
(3)	includes net loss from discontinued operations

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2024 through the date these consolidated financial statements were included on Form 10-K and filed with the SEC. Other than the below, there are no subsequent events identified that would require disclosure in these consolidated financial statements.

ATM Agreement

During the quarter ended March 31, 2025, we sold 440,000 shares of Common Stock under our ATM Agreement at an average price of $3.88 for gross proceeds of $1,705,528 and net proceeds of $1,652,745.

Warrant Transaction

During the quarter ended March 31, 2025, all remaining 871,000 Pre-Funded Warrants were exercised and there are no Pre-Funded Warrants outstanding.