Form 10-Q
period 2025-03-31
Pasithea Therapeutics Corp.
filed 2025-05-15
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 12, 2025, there were 7,443,577 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,341,278	$6,922,729
Prepaid expenses	621,208	302,641
Other current assets	162,454	142,945
Total current assets	6,124,940	7,368,315
Property and equipment, net	117,522	122,343
Intangibles, net	7,153,609	7,311,150
Goodwill	1,262,911	1,262,911
Total assets	$14,658,982	$16,064,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,325,925	$1,119,871
Financed director and officer insurance premiums	268,969	-
Total current liabilities	1,594,894	1,119,871

Non-current liabilities
Warrant liabilities	85,305	162,172
Total non-current liabilities	85,305	162,172
Total liabilities	1,680,199	1,282,043

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,705,263 and 1,394,263 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	270	139
Additional paid-in capital	66,124,529	64,372,486
Accumulated other comprehensive loss	-	(7,171)
Accumulated deficit	(53,146,016)	(49,582,778)
Total stockholders’ equity	12,978,783	14,782,676
Total liabilities and stockholders’ equity	$14,658,982	$16,064,719

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating expenses:
General and administrative	$1,950,328	$2,291,646
Research and development	1,729,851	1,749,128
Loss from operations	(3,680,179)	(4,040,774)

Other income (expense):
Change in fair value of warrant liabilities	76,867	26,716
Realized foreign currency translation loss from dissolution of subsidiaries	(7,171)	-
Interest and dividends, net	47,245	153,218
Other income, net	116,941	179,934

Loss before income taxes	(3,563,238)	(3,860,840)
Provision for income taxes	-	-

Net loss	$(3,563,238)	$(3,860,840)

Weighted-average common shares outstanding, basic and diluted	2,211,207	1,042,479
Basic and diluted loss per share	$(1.61)	$(3.70)

Comprehensive loss:
Net loss	$(3,563,238)	$(3,860,840)
Foreign currency translation	-	(620)
Comprehensive loss	$(3,563,238)	$(3,861,460)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	1,666	-	48,088	-	-	48,088
-stock options	-	-	297,602	-	-	297,602
-warrants	-	-	787	-	-	787
Foreign currency translation	-	-	-	(620)	-	(620)
Net loss	-	-	-	-	(3,860,840)	(3,860,840)
Balance at March 31, 2024	1,043,248	$104	$59,068,015	$(5,272)	$(39,179,378)	$19,883,469

Balance at January 1, 2025	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676
Stock-based compensation:
-stock options	-	-	96,985	-	-	96,985
-warrants	-	-	1,573	-	-	1,573
Issuance of common stock at-the-market for cash, net of offering costs	440,000	44	1,652,701	-	-	1,652,745
Issuance of common stock from the exercise of pre-funded warrants, net	871,000	87	784	-	-	871
Foreign currency translation	-	-	-	7,171	-	7,171
Net loss	-	-	-	-	(3,563,238)	(3,563,238)
Balance at March 31, 2025	2,705,263	$270	$66,124,529	$-	$(53,146,016)	$12,978,783

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,563,238)	$(3,860,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,166	4,717
Amortization expense	157,541	157,541
Stock-based compensation	98,558	346,477
Change in fair value of warrant liabilities	(76,867)	(26,716)
Loss on asset write-off	655	-
Realized foreign currency translation loss from dissolution of subsidiaries	7,171	-
Changes in operating assets and liabilities:
Prepaid expenses	129,712	(822,507)
Other current assets	(19,509)	58
Accounts payable and accrued liabilities	206,054	(118,369)
Lease liabilities	-	(1,446)
Net cash used in operating activities	(3,055,757)	(4,321,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financed director and officer insurance	(179,310)	-
Proceeds from exercises of pre-funded warrants	871	-
Proceeds from at-the-market common stock sales	1,652,745	-
Net cash provided by financing activities	1,474,306	-

Effect of foreign currency translation on cash	-	(620)

NET CHANGE IN CASH	$(1,581,451)	$(4,321,705)
Cash - Beginning of period	6,922,729	16,331,052
Cash - End of period	$5,341,278	$12,009,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,892	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash activity:
Amount due from sale of assets	$-	$40,500

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $5.3 million of cash and cash equivalents and working capital of approximately $4.5 million. The Company’s major sources of cash have been comprised of proceeds from various private and public offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2025, the Company had cash and cash equivalents of approximately $5.3 million and an accumulated deficit of approximately $53.1 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

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

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the three months ended March 31, 2025 and 2024, the Company recorded grant income of $43,029 and zero as a contra expense within research and development, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $4.1 million and $6.1 million as of March 31, 2025 and December 31, 2024, respectively.

Property and Equipment, net

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

Warrant Liability

The Company accounts for the publicly traded warrants issued in its Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in its Initial Public Offering (the “Representative Warrants” and together with the Public Warrants, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the IPO Warrants was initially measured using a Black-Scholes pricing model. Currently, the fair value of the Public Warrants is measured using quoted market prices, and the fair value of the Representative Warrants is based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2025 and December 31, 2024, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, March 31, 2025	$4,148,181	$4,148,181	$-	$-
Cash equivalents, December 31, 2024	$6,093,044	$6,093,044	$-	$-

Liabilities:
Public warrant liabilities, March 31, 2025	$80,081	$80,081	$-	$-
Representative warrant liabilities, March 31, 2025	$5,224	$-	$-	$5,224

Liabilities:
Public warrant liabilities, December 31, 2024	$152,240	$152,240	$-	$-
Representative warrant liabilities, December 31, 2024	$9,932	$-	$-	$9,932

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three Months Ended March 31,
	2025	2024
Representative warrant liabilities, January 1	$9,932	$5,166
Issuances	-	-
Exercises	-	-
Change in fair value	(4,708)	(1,636)
Representative warrant liabilities, March 31	$5,224	$3,530

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of March 31, 2025 and December 31, 2024, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of March 31, 2025 and December 31, 2024, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Three Months Ended March 31,
	2025	2024
Stock options	164,846	203,433
Warrants	3,293,692	769,300
Restricted stock units	-	2,502

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025, the Company had no operating subsidiaries with functional currencies other than the US dollar. A loss related to the now dissolved subsidiaries which were previously operating in functional currencies not that of the US Dollar as the parent were realized in the consolidated statements of operations within other income (expense) in the amount of $7,171.

The relevant translation rates are as follows:

	As of March 31, 2025 *	As of December 31, 2024
Closing rate, British Pound (GBP) to $USD at period end	N/A	1.2529
Average rate, GBP to $USD for the period ended	N/A	1.2783
Closing rate, Euro (EUR) to $USD at period end	N/A	1.0355
Average rate, EUR to $USD for the period ended	N/A	1.0818

*	Not applicable due to the Company having no operating subsidiaries with functional currencies other than that of the parent company U.S. Dollar

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. During the three months ended March 31, 2025 and 2024, the Company had no material items of other comprehensive income (loss) except for the unrealized foreign currency translation adjustment.

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

Financed Director and Officer Insurance Premiums

In January 2025, the Company finalized a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $379,000 after a down payment of approximately $68,000 or a total amount of $447,000. The note bears an annual interest rate of 9.2%, to be paid over a period of twelve months. As of March 31, 2025, the remaining payable balance on the note was approximately $269,000.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of innovative treatments for central nervous system (CNS) disorders and other diseases, including RASopathies and certain cancers. See Note 11 Segment Information for further information.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of March 31, 2025	As of December 31, 2024
Leasehold improvements	$-	$3,193
Medical equipment	155,363	155,363
Office equipment	6,140	6,140
Property and equipment, gross	161,503	164,696
Less: accumulated depreciation	(43,981)	(42,353)
Property and equipment, net	$117,522	$122,343

Depreciation expense was $4,166 and $4,717 for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company wrote off gross leasehold improvements of $3,193 and related accumulated amortization of $2,538, resulting in a loss of $655 recorded in general and administrative in the condensed consolidated statements of operations and comprehensive loss.

NOTE 4 – LEASES

Laboratory Lease – South San Francisco, California

In August 2022, the Company, as a lessee, entered into an amended sublease agreement to sublease laboratory and office space in South San Francisco, California. The lease term was from August 15, 2022 through May 15, 2024, and month-to-month through June 2024. Monthly rent was $16,656 during 2024.

This lease was accounted for as an operating lease under ASC 842, Leases, which resulted in the recognition of a right of use asset (“ROU asset”) and liability of approximately $332,000 at inception. The ROU asset was separately presented as a non-current asset, and the liability is recorded as a component of current and non-current liabilities on the Company’s Consolidated Balance Sheets. The Company discounted the future lease payments of this lease using the prevailing collateralized lending rate which would be extended to the Company based on its credit profile relative to the period of inception, and the duration of the lease from inception. The interest rate used in calculating the fair value listed above was 7.8%.

As of March 31, 2025 and December 31, 2024, the Company had no recognized ROU assets and lease liabilities.

The following table summarizes ROU asset and lease liability activity for the periods presented:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$-	$42,516
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-

There are no additional lease payments as of March 31, 2025.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(1,417,869)	4,253,609	5,671,478	(1,260,328)	4,411,150
Intangible assets, net	$8,571,478	$(1,417,869)	$7,153,609	$8,571,478	$(1,260,328)	$7,311,150

As of March 31, 2025, future expected amortization expense of Intangible assets was as follows:

2025 (remaining)	472,623
2026	630,164
2027	630,164
2028	630,164
2029	630,164
Thereafter	1,260,330
Remaining future amortization expense	$4,253,609

There were no changes to goodwill for the three months ended March 31, 2025 and 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has an aggregate of 105,000,000 authorized shares. The authorized shares are divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 2,705,263 and 1,394,263 shares of its Common Stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively.

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

On January 1, 2025, the number of shares of Common Stock available for issuance under the 2023 Plan automatically increased by 41,828 shares. As of March 31, 2025, 254,221 total shares were available under the 2023 Plan, of which 93,596 shares were issued and outstanding and 160,625 shares were available for potential issuances.

Total stock-based compensation related to the Company’s stock options was $96,985 and $297,602, respectively, for three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, all 1,219,153 of the Pre-Funded Warrants were paid, issued and exercised. In addition, the September 2024 PIPE Warrants have not been exercised as of March 31, 2025.

Common Stock Issuances for the Three Months Ended March 31, 2025

During the quarter ended March 31, 2025, we sold 440,000 shares of Common Stock under our ATM Agreement at an average price of $3.88 for gross proceeds of $1,705,528 and net proceeds of $1,652,745.

During the quarter ended March 31, 2025, all remaining 871,000 Pre-Funded Warrants were exercised resulting in 871,000 shares of Common Stock being issued and there are no Pre-Funded Warrants outstanding.

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

Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company did not grant any RSUs or restricted stock awards. During the three months ended March 31, 2025 and 2024, the Company issued a total of 0 and 4,166 shares of Common Stock, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $0 and $48,000 of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, in relation to the vesting of historically granted RSUs. As of March 31, 2025, there were no outstanding RSUs and no more remaining unamortized RSU compensation expense.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended March 31, 2025, the Company did not issue any stock options. During the three months ended March 31, 2025, stock options to purchase an aggregate of 22,899 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

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

Stock-Based Compensation

For the three months ended March 31, 2025 and 2024, total stock-based compensation expense related to the Company’s stock options was approximately $97,000 and $298,000, respectively. For the three months ended March 31, 2025, the Company recognized approximately $92,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $5,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024, the Company recognized approximately $184,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $114,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2025:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2025	182,034	$21.17	8.98	$-
Granted	-	-	-	-
Expired/Cancelled	(17,188)	9.24	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2025	164,846	$22.41	8.18	-

Exercisable, March 31, 2025	112,247	$28.20	7.94	$-

As of March 31, 2025, the remaining unamortized stock-based compensation expense related to the stock options was approximately $196,000 with 22 months of amortization remaining.

NOTE 8 – WARRANTS

As of March 31, 2025, the fair value of the Public Warrants was approximately $0.364 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.379 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants	Weighted-average remaining contractual term (years)	Weighted average exercise price
$3.85	2,439,026	2.76
$5.13	85,366	4.51
$8.13	1,500	8.92
$20.00	433,999	1.65
$37.60	100,001	2.38
$120.00	13,800	1.46
$125.00	220,000	1.46
	3,293,692	2.55	15.62

For the three months ended March 31, 2025 and 2024, total stock-based compensation expense related to the Company’s warrants was approximately $1,573 and $787, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2025, the Company issued no warrants.

During the three months ended March 31, 2024, the Company issued warrants to purchase an aggregate of 1,500 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 and became exercisable in twelve equal monthly installments commencing on April 1, 2024 at $8.13 per share. The warrants expire ten years from the date of issuance.

No warrants were expired/cancelled or exercised during the three months ended March 31, 2025 and 2024.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to the Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things. Pursuant to the Steinman Consulting Agreement, Prof. Steinman receives $25,000 per quarter for his services.

NOTE 11 – SEGMENT INFORMATION

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three months ended March 31, 2025 and 2024 is included at the bottom of the table below.

	For the Three Months Ended March 31,
Significant segment expenses	2025	2024
General and administrative (1)	$1,696,425	$1,897,719
Pre-clinical research (1)	61,993	430,384
CMC (1)	224,597	377,820
Clinical development (1)	1,434,804	826,117
Depreciation and amortization	161,708	162,257
Share based compensation expense	98,558	346,477
Other segment items (2)	2,094	-
Total operating and segment expenses	3,680,179	4,040,774

Reconciliation of net loss
Change in fair value of warrant liabilities	76,867	26,716
Realized foreign currency translation loss from dissolution of subsidiaries	(7,171)	-
Interest and dividends, net	47,245	153,218
Segment and consolidated net loss	$3,563,238	$3,860,840

(1)	includes personnel costs and excludes share-based compensation expense

(2)	includes loss from sale of assets, and loss on asset write offs

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2025 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. During this period, the Company did not have any material reportable subsequent events, except as disclosed below.

ATM Agreement

Subsequent to the quarter ended March 31, 2025, we sold 252,600 shares of Common Stock under our ATM Agreement at an average price of $1.47 for gross proceeds of $370,160 and net proceeds of $358,037.

May 2025 Public Offering

On May 7, 2025, the Company closed a public offering of 3,571,428 shares of Common Stock (or pre-funded warrants in lieu thereof) and accompanying Series C warrants to purchase up to 3,571,428 shares of Common Stock and Series D warrants to purchase up to 3,571,428 shares of Common Stock, at a combined offering price of $1.40 per share of Common Stock (or per pre-funded warrant in lieu thereof) and accompanying warrants. The Series C warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire five years thereafter. The Series D warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire 18 months thereafter. Additionally, in connection with the consummation of the offering, certain investors exercised Series D warrants to purchase an aggregate of 914,286 shares of Common Stock resulting in gross proceeds of approximately $1.3 million to the Company.

Total gross proceeds to the Company from the offering were $5.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. Aggregate gross proceeds from the offering and the exercise of the Series D warrants were approximately $6.3 million. The Company intends to use the net proceeds from this offering for general corporate purposes, which includes, without limitation, ongoing research and pre-clinical studies, clinical trials, the development of new biological and pharmaceutical technologies, investing in or acquiring companies that are synergistic with or complementary to the Company’s technologies, licensing activities related to its current and future product candidates, and to the development of emerging technologies, investing in or acquiring companies that are developing emerging technologies, licensing activities, or the acquisition of other businesses and working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 24, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (UK), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), AlloMek Therapeutics, LLC (“AlloMek” )and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Limited (UK), legally dissolved as of January 2, 2024, was a private limited Company, registered in the United Kingdom (UK). Pasithea Clinics Inc. is incorporated in Delaware. Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, is a private limited Company, registered in Portugal. Alpha-5 and AlloMek are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Limited (UK), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

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

Our primary operations, (the “Therapeutics” segment) are focused on developing our lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter from the FDA for our Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Dose Escalation Study”). We are currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the United States and three additional sites in Eastern Europe. Our clinical development plan is to advance PAS-004 into a Phase 1/1b clinical trial in adult patients with neurofibromatosis type 1 (NF1)-associated plexiform neurofibromas (“NF1-PN”) followed by pediatric NF1-PN patients and ultimately complete registrational clinical trials in these patient populations, which are the initial indications that the Company plans to seek marketing approval for PAS-004.

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

Recent Developments

Clinical Updates

On April 29, 2025, we announced completion of enrollment and initial dosing of three subjects in cohort 6 with 30mg capsules of PAS-004 from our ongoing FIH Phase 1 Dose Escalation Study. On May 6, 2025, we announced pharmacodynamics results demonstrating robust target engagement from our ongoing FIH Phase 1 Dose Escalation Study of PAS-004. On May 14, 2025, we announced the initiation of our Phase 1/1b clinical trial to assess PAS-004 in adults NF1-PN patients.

May 2025 Offering

On May 7, 2025, we closed a public offering (the “May 2025 Offering”) of 3,571,428 shares of Common Stock (or pre-funded warrants in lieu thereof) and accompanying Series C warrants to purchase up to 3,571,428 shares of Common Stock and Series D warrants to purchase up to 3,571,428 shares of Common Stock, at a combined offering price of $1.40 per share of Common Stock (or per pre-funded warrant) and accompanying warrants. The Series C warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire five years thereafter. The Series D warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire 18 months thereafter. Additionally, in connection with the closing of the offering, certain investors exercised Series D warrants to purchase an aggregate of 914,286 shares of Common Stock, resulting in additional gross proceeds of approximately $1.3 million. Total gross proceeds to the Company from the offering were $5.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. Aggregate gross proceeds from the offering and the exercise of the Series D warrants were approximately $6.3 million.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. Although we anticipate a decline in the rate of inflation throughout 2025, we expect inflation to continue to have a negative impact throughout 2025, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Our financial results for the three months ended March 31, 2025 and 2024 are summarized as follows:

	For the Three Months Ended March 31,
	2025	2024	Change	% Change
General and administrative	$1,950,328	$2,291,646	$(341,318)	(14.9)%
Research and development	1,729,851	1,749,128	(19,277)	(1.1)%
Loss from operations	(3,680,179)	(4,040,774)	360,595	(8.9)%
Other income, net	116,941	179,934	(62,993)	(35.0)%
Net loss	(3,563,238)	(3,860,840)	297,602	(7.7)%

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

General and administrative expenses decreased by approximately $341,000, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by decreases in (i) legal expenses of approximately $246,000, (ii) non-cash stock-based expense of approximately $161,000, (iii) public company expenses of approximately $57,000, (iv) accounting and business development of approximately $8,000 and (v) personnel and other expense of approximately $8,000. These decreases were partially offset by an increase in office and other general and administrative expenses of approximately $139,000.

We expect general and administrative expenses to decrease slightly in fiscal year 2025 as compared to fiscal year 2024 primarily due to reduced legal and public company and corporate communications expenses.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three months ended March 31, 2025, and PAS-004, PAS-003, and PAS-001 for the three months ended March 31, 2024.

Research and development expenses decreased by approximately $19,000, or 1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by decreases in (i) preclinical research and development expenses related to our discovery programs of approximately $475,000, (ii) consulting expense of approximately $97,000, (iii) stock compensation expense of approximately $87,000, (iv) manufacturing and CMC expenses of approximately $56,000 and (v) other expense of approximately $30,000. These decreases were offset by an increase in clinical trials expense of approximately $726,000 related to the ongoing FIH Phase 1 Dose Escalation Study of PAS-004.

We expect research and development expenses to increase in fiscal year 2025 as compared to fiscal year 2024 primarily due to (i) an increase in clinical research for PAS-004 related to the ongoing FIH Phase 1 Dose Escalation Study and the planned upcoming phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients, and (ii) an increase in manufacturing costs related to the drug supply for our clinical trials, offset by decreases in pre-clinical research and the reduction in workforce related to the closure of our research laboratory.

Other income, net

For the three months ended March 31, 2025, other income, net decreased by approximately $63,000, or 35%, compared to the three months ended March 31, 2024. The decrease in other income, net is due primarily to a decrease in interest and dividends, net of approximately $106,000, a realized foreign currency translation loss from dissolution of subsidiaries of approximately $7,000, partially offset by an increase fair value of the Public Warrants and the Representative Warrants (as such terms are defined in “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) of approximately $50,000.

Working Capital

	As of March 31,	As of December 31,
	2025	2024
Current assets	$6,124,940	$7,368,315
Current liabilities	1,594,894	1,119,871
Working capital	$4,530,046	$6,248,444

Working capital decreased by approximately $1.7 million between March 31, 2025 and December 31, 2024 primarily due to cash used to fund operations for the three months ended March 31, 2025.

Liquidity and Financial Condition

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(3,563,238)	$(3,860,840)

Net cash used in operating activities	$(3,055,757)	$(4,321,085)
Net cash provided by financing activities	1,474,306	-
Effect of foreign currency translation on cash	-	(620)
Decrease in cash and cash equivalents	$(1,581,451)	$(4,321,705)

Cash and cash equivalents decreased by approximately $1.6 million for the three months ended March 31, 2025 compared to a decrease of approximately $4.3 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was primarily attributable to cash used to fund operations which was partially offset by at-the-market sales of common stock of approximately $1.7 million. The decrease for the three months ended March 31, 2024 was primarily attributable to cash used to fund operations and an increase in prepaid expenses.

Liquidity & Capital Resources Outlook

As of March 31, 2025, we had approximately $5.3 million in operating bank accounts and money market funds, with working capital of approximately $4.5 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placements we consummated in November 2021 and September 2024, the May 2025 Offering described above, the receipt of cash upon the prior exercise of our outstanding warrants and the sale of Common Stock pursuant to the ATM Agreement. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this Quarterly Report, without raising additional capital.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 31, 2025, our calculated public float is below $75.0 million and we will be restricted from selling more than an aggregate of one-third of our public float pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

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

Critical Accounting Estimates

Our critical accounting estimates, which include (1) revenue recognition, (2) stock-based compensation and (3) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2024, as filed on March 24, 2025. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15(e), are effective as of March 31, 2025 to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 24, 2025. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and Public Warrants could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2025