Form 10-Q
period 2025-06-30
Pasithea Therapeutics Corp.
filed 2025-08-14
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2025, there were 7,443,577 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,217,052	$6,922,729
Prepaid expenses	1,301,705	302,641
Other current assets	117,842	142,945
Total current assets	8,636,599	7,368,315
Property and equipment, net	113,564	122,343
Intangibles, net	6,996,068	7,311,150
Goodwill	1,262,911	1,262,911
Total assets	$17,009,142	$16,064,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,581,501	$1,119,871
Financed director and officer insurance premiums	155,455	-
Total current liabilities	1,736,956	1,119,871

Non-current liabilities
Warrant liabilities	93,741	162,172
Total non-current liabilities	93,741	162,172
Total liabilities	1,830,697	1,282,043

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024	-	-

Common stock, par value $0.0001, 100,000,000 shares authorized; 7,443,577 and 1,394,263 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	743	139

Additional paid-in capital	72,034,244	64,372,486
Accumulated other comprehensive loss	5,631	(7,171)
Accumulated deficit	(56,862,173)	(49,582,778)
Total stockholders’ equity	15,178,445	14,782,676
Total liabilities and stockholders’ equity	$17,009,142	$16,064,719

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
General and administrative	$1,662,223	$1,587,060	$3,612,551	$3,878,706
Research and development	2,148,676	2,357,974	3,878,527	4,107,102
Loss from operations	(3,810,899)	(3,945,034)	(7,491,078)	(7,985,808)

Other income (expense):
Change in fair value of warrant liabilities	(8,436)	(35,622)	68,431	(8,906)
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	(7,171)	-
Foreign currency gain	29,290	-	29,290	-
Other income	19,464	-	19,464	-
Interest and dividends, net	54,424	114,407	101,669	267,625
Other income, net	94,742	78,785	211,683	258,719

Loss before income taxes	(3,716,157)	(3,866,249)	(7,279,395)	(7,727,089)
Provision for income taxes	-	-	-	-

Net loss	$(3,716,157)	$(3,866,249)	$(7,279,395)	$(7,727,089)

Weighted-average common shares outstanding, basic and diluted	5,641,251	1,043,312	3,935,704	1,042,895
Basic and diluted loss per share	$(0.66)	$(3.71)	$(1.85)	$(7.41)

Comprehensive loss:
Net loss	$(3,716,157)	$(3,866,249)	$(7,279,395)	$(7,727,089)
Foreign currency translation	5,631	(2,912)	5,631	(3,532)
Comprehensive loss	$(3,710,526)	$(3,869,161)	$(7,273,764)	$(7,730,621)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	1,666	-	48,088	-	-	48,088
-stock options	-	-	297,602	-	-	297,602
-warrants	-	-	787	-	-	787
Foreign currency translation	-	-	-	(620)	-	(620)
Net loss	-	-	-	-	(3,860,840)	(3,860,840)
Balance at March 31, 2024	1,043,248	$104	$59,068,015	$(5,272)	$(39,179,378)	$19,883,469
Stock-based compensation:
-restricted stock units	833	-	23,912	-	-	23,912
-stock options	-	-	134,680	-	-	134,680
-warrants	-	-	2,360	-	-	2,360
Foreign currency translation	-	-	-	(2,912)	-	(2,912)
Net loss	-	-	-	-	(3,866,249)	(3,866,249)
Balance at June 30, 2024	1,044,081	$104	$59,228,967	$(8,184)	$(43,045,627)	$16,175,260

Balance at January 1, 2025	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676
Stock-based compensation:
-stock options	-	-	96,985	-	-	96,985
-warrants	-	-	1,573	-	-	1,573
Issuance of common stock under ATM agreement, net of offering costs	440,000	44	1,652,701	-	-	1,652,745
Issuance of common stock from the exercise of pre-funded warrants, net	871,000	87	784	-	-	871
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	7,171	-	7,171
Net loss	-	-	-	-	(3,563,238)	(3,563,238)
Balance at March 31, 2025	2,705,263	$270	$66,124,529	$-	$(53,146,016)	$12,978,783
Stock-based compensation:
-stock options	-	-	57,645	-	-	57,645
Issuance of common stock under ATM agreement, net of offering costs	252,600	25	358,012	-	-	358,037
Issuance of common stock in May 2025 public offering, net of offering costs	3,571,428	357	4,214,149	-	-	4,214,506
Issuance of common stock from the exercise of warrants, net	914,286	91	1,279,909	-	-	1,280,000
Foreign currency translation	-	-	-	5,631	-	5,631
Net loss	-	-	-	-	(3,716,157)	(3,716,157)
Balance at June 30, 2025	7,443,577	$743	$72,034,244	$5,631	$(56,862,173)	$15,178,445

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,279,395)	$(7,727,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,370	9,432
Amortization expense	315,082	315,082
Stock-based compensation	156,203	507,429
Change in fair value of warrant liabilities	(68,431)	8,906
Realized foreign currency translation loss from dissolution of subsidiaries	7,171	-
Loss on asset write-off	409	-
Changes in operating assets and liabilities:
Prepaid expenses	(550,785)	(354,347)
Other current assets	25,103	40,553
Accounts payable and accrued liabilities	461,630	(1,157,508)
Lease liabilities	-	(2,409)
Net cash used in operating activities	(6,924,643)	(8,359,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financed director and officer insurance	(292,824)	-
Proceeds from exercises of pre-funded warrants	871	-
Proceeds from sale of common stock under ATM agreement, net	2,010,782	-
Proceeds from sale of common stock from public offerings, net	4,214,506	-
Proceeds from exercises of warrants	1,280,000	-
Net cash provided by financing activities	7,213,335	-

Effect of foreign currency translation on cash	5,631	(3,532)

NET CHANGE IN CASH	$294,323	$(8,363,483)
Cash - Beginning of period	6,922,729	16,331,052
Cash - End of period	$7,217,052	$7,967,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,212	$-
Cash paid for taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an initial public offering (the “Initial Public Offering”) on September 17, 2021. The Company is a clinical-stage biotechnology company primarily focused on the discovery, research and development of innovative treatments for central nervous system (CNS) disorders, RASopathies, MAPK pathway-driven tumors and other diseases.

The Company’s primary operations (the “Therapeutics” segment) are focused on developing the Company’s lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared the Company’s Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for its Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Dose Escalation Study”). The Company is currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the United States and three additional sites in Eastern Europe and expects to complete the FIH Phase 1 Dose Escalation Study in 2026.

In May 2025, the Company initiated a Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with neurofibromatosis type 1 (“NF1”) with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”) with the activation of the first clinical trial site in Australia. The Company expects to conduct the trial at a total of five sites in Australia, South Korea and the United States in up to 24 patients in a dose escalation phase followed by 24 patients in an expansion phase.

The initial indication the Company plans to seek FDA marketing approval for PAS-004 is the treatment of symptomatic PNs in both adult and pediatric patients with NF1. As such, the Company aims to conduct a Phase 1 trial for pediatric NF1-PN patients and ultimately complete registrational clinical trials in both adult and pediatric NF1-PN populations.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period.

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $7.2 million of cash and cash equivalents and working capital of approximately $6.9 million. The Company’s major sources of cash have been comprised of proceeds from various private and public offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2025, the Company had cash and cash equivalents of approximately $7.2 million and an accumulated deficit of approximately $56.9 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property and patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and clinical activities, costs to acquire drug products from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the three months ended June 30, 2025 and 2024, the Company recorded no grant income as a contra expense within research and development. For the six months ended June 30, 2025 and 2024, the Company recorded grant income of approximately $43,000 and zero as a contra expense within research and development, respectively.

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

Defined-Contribution Savings Plan

In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three and six months ended June 30, 2025 and 2024 were immaterial.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $6.2 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2025 and December 31, 2024, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, June 30, 2025	$6,207,926	$6,207,926	$-	$-
Cash equivalents, December 31, 2024	$6,093,044	$6,093,044	$-	$-

Liabilities:
Public warrant liabilities, June 30, 2025	$88,000	$88,000	$-	$-
Representative warrant liabilities, June 30, 2025	$5,741	$-	$-	$5,741

Liabilities:
Public warrant liabilities, December 31, 2024	$152,240	$152,240	$-	$-
Representative warrant liabilities, December 31, 2024	$9,932	$-	$-	$9,932

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three Months Ended June 30,
	2025	2024
Representative warrant liabilities, April 1	$5,224	$3,530
Issuances	-	-
Exercises	-	-
Change in fair value	517	2,182
Representative warrant liabilities, June 30	$5,741	$5,712

	Six Months Ended June 30,
	2025	2024
Representative warrant liabilities, January 1	$9,932	$5,166
Issuances	-	-
Exercises	-	-
Change in fair value	(4,191)	546
Representative warrant liabilities, June 30	$5,741	$5,712

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of June 30, 2025 and December 31, 2024, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of June 30, 2025 and December 31, 2024, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the reporting period. Diluted earnings per share is computed similarly to the basic earnings per share, except the weighted average number of shares of Common Stock outstanding is increased to include additional shares of Common Stock from the assumed exercise of share options, if dilutive. The following outstanding shares of Common Stock issuable upon exercise of stock options and warrants and vesting of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Stock options	151,318	198,079
Warrants	9,772,262	7,693
Restricted stock units	-	1,669

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which resulted in a foreign currency translation gain of approximately $6,000. During the three and six months ended June 30, 2024, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which resulted in foreign currency translation losses of approximately $4,000 and approximately $3,000, respectively. Additionally, losses related to the now dissolved subsidiaries which were previously operating in functional currencies not that of the U.S. dollar as the parent were realized in the consolidated statements of operations within other income (expense) in the amount of approximately $7,000 for the three and six months ended June 30, 2025.

The relevant translation rates are as follows:

	As of June 30, 2025	As of December 31, 2024
Closing rate, British Pound (GBP) to $USD at period end	N/A	1.2529
Average rate, GBP to $USD for the period ended	N/A	1.2783
Closing rate, Euro (EUR) to $USD at period end	N/A	1.0355
Average rate, EUR to $USD for the period ended	N/A	1.0818
Closing rate, Australian Dollar (AUD) to $USD at period end	0.6533	N/A
Average rate, AUD to $USD for the period of subsidiary inception to period end	0.6533	N/A

N/A	- Not applicable due to the Company having no operating subsidiaries with functional currencies other than that of the parent company U.S. Dollar

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. During the three and six months ended June 30, 2025 and 2024, the Company had no material items of other comprehensive income (loss) except for the unrealized foreign currency translation adjustment.

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

Financed Director and Officer Insurance Premiums

In January 2025, the Company finalized a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $379,000 after a down payment of approximately $68,000, or a total amount of $447,000. The note bears an annual interest rate of 9.2%, to be paid over a period of twelve months. As of June 30, 2025, the remaining payable balance on the note was approximately $155,000.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of innovative treatments for central nervous system (CNS) disorders, RASopathies, MAPK pathway-driven tumors and other diseases. See Note 12 Segment Information for further information.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of June 30, 2025	As of December 31, 2024
Leasehold improvements	$-	$3,193
Medical equipment	155,363	155,363
Office equipment	6,140	6,140
Property and equipment, gross	161,503	164,696
Less: accumulated depreciation	(47,939)	(42,353)
Property and equipment, net	$113,564	$122,343

Depreciation expense was approximately $4,000 and approximately $5,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $8,000 and approximately $9,000 for the six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, the Company wrote off gross leasehold improvements of approximately $3,200 and related accumulated amortization of approximately $2,500, resulting in a loss of approximately $700 recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2025 and December 31, 2024, the Company had no recognized ROU assets and lease liabilities.

The following table summarizes ROU asset and lease liability activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$-	$79,587	$-	$122,103
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-	$-	$-

There are no additional lease payments as of June 30, 2025.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(1,575,410)	4,096,068	5,671,478	(1,260,328)	4,411,150
Intangible assets, net	$8,571,478	$(1,575,410)	$6,996,068	$8,571,478	$(1,260,328)	$7,311,150

As of June 30, 2025, future expected amortization expense of Intangible assets was as follows:

2025 (remaining)	315,082
2026	630,164
2027	630,164
2028	630,164
2029	630,164
Thereafter	1,260,330
Remaining future amortization expense	$4,096,068

There were no changes to goodwill for the three and six months ended June 30, 2025 and 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has an aggregate of 105,000,000 authorized shares. The authorized shares are divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 7,443,577 and 1,394,263 shares of its Common Stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. Our Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), and Amended and Restated Bylaws do not provide for cumulative voting rights.

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

Effective January 2, 2024, the Company amended its Charter to effect a one-for-twenty (1:20) reverse stock split of its outstanding shares of Common Stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares resulting from the reverse stock split were paid in cash. The reverse stock split did not otherwise affect any of the rights currently accruing to holders of our Common Stock.

2023 Stock Incentive Plan

The Board and stockholders have adopted and approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) which took effect on December 19, 2023. The 2023 Plan allows for the issuance of securities, including stock options, restricted stock, and restricted stock units (“RSUs”) to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2023 Plan was 125,000 shares plus 28,389 unused shares reserved under the Company’s 2021 Stock Incentive Plan, which will, on January 1 of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2033, unless the Board decides otherwise, automatically increase by an amount equal to the lessor of (A) three percent (3%) of the number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares of Common Stock as is determined by the Board.

On January 1, 2025, the number of shares of Common Stock available for issuance under the 2023 Plan automatically increased by 41,828 shares. As of June 30, 2025, 264,221 total shares were available under the 2023 Plan, of which 90,068 shares were issued and outstanding and 174,153 shares were available for potential issuances.

September 2024 Private Placement

On September 26, 2024, the Company entered into a securities purchase agreement (the “September 2024 Private Placement”) with an institutional investor, pursuant to which the Company agreed to sell pre-funded warrants (the “September 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $0.001 per share, Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $3.85 per share, and Series B warrants (the “Series B Warrants” and, together with the Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock with an exercise price of $3.85 per share. The combined purchase price per September 2024 Pre-Funded Warrant and accompanying September 2024 PIPE Warrants was $4.099. Aggregate gross proceeds from the September 2024 Private Placement were approximately $4.5 million and the September 2024 Private Placement closed on September 30, 2024.

The September 2024 Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five (5) years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to eighteen (18) months from the date of issuance.

A holder of the September 2024 Pre-Funded Warrants and the September 2024 PIPE Warrants may not exercise any portion of such holder’s September 2024 Pre-Funded Warrants or September 2024 PIPE Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, holders of the September 2024 PIPE Warrants will have the right to receive the Black Scholes Value of their warrant calculated pursuant to a formula set forth in the warrant, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock.

In connection with the September 2024 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of September 26, 2024, with the investor, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the September 2024 Pre-Funded Warrants and the September 2024 PIPE Warrants no later than fifteen (15) days after the date of the Registration Rights Agreement (the “Registration Statement”), and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than forty-five (45) days following the date of the Registration Rights Agreement (or ninety (90) days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). The Registration Statement was declared effective by the SEC on October 11, 2024.

The net proceeds to the Company from the September 2024 Private Placement were approximately $4.5 million, after deducting placement agent fees and offering expenses payable by the Company. In addition, the Company issued to the placement agent or its designees warrants (the “September 2024 Placement Agent Warrants”) to purchase up to an aggregate of 85,366 shares of Common Stock at an exercise price equal to $5.125 per share. The September 2024 Placement Agent Warrants have substantially the same terms as the September 2024 PIPE Warrants, are exercisable immediately upon issuance and have a term of five (5) years from the date of issuance. The Company intends to use the net proceeds received from the September 2024 Private Placement for working capital and general corporate purposes.

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

During the six months ended June 30, 2025, all remaining 871,000 September 2024 Pre-Funded Warrants were exercised resulting in 871,000 shares of Common Stock being issued in the six months ended June 30, 2025, and there are no September 2024 Pre-Funded Warrants outstanding.

As of June 30, 2025, all 1,219,153 of the September 2024 Pre-Funded Warrants were paid, issued and exercised. In addition, the September 2024 PIPE Warrants have not been exercised as of June 30, 2025.

At The Market Offering Agreement with H.C. Wainwright & Co., LLC

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

On June 20, 2025, the Company increased the maximum aggregate offering price of the shares of Common Stock issuable under the ATM Agreement, from $2,076,000 to $4,227,000 and filed a prospectus supplement to register an aggregate of $2,151,000 of additional shares of Common Stock available to be sold under the ATM Agreement.

During the quarter ended June 30, 2025, the Company sold an aggregate of 252,600 shares of Common Stock under the ATM Agreement at a weighted average price of $1.47 per share for gross proceeds of $370,160 and net proceeds of $358,037. During the six months ended June 30, 2025, the Company sold an aggregate of 692,600 shares of Common Stock under the ATM Agreement at a weighted average price of $3.00 per share for gross proceeds of $2,075,688 and net proceeds of $2,010,782.

May 2025 Public Offering

On May 6, 2025, the Company entered into securities purchase agreements with investors (the “May 2025 Purchase Agreements”) pursuant to which the Company agreed to sell an aggregate of (i) 3,094,284 shares (the “May 2025 Shares”) of Common Stock, (ii) 477,144 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 477,144 shares of Common Stock (the “May 2025 Pre-Funded Warrant Shares”), (iii) 3,571,428 Series C Common Warrants (the “Series C Common Warrants”) to purchase up to an aggregate of 3,571,428 shares of Common Stock, and (iv) 3,571,428 Series D Common Warrants (the “Series D Common Warrants” and, together with the Series C Common Warrants, the “May 2025 Common Warrants”) to purchase up to an aggregate of 3,571,428 shares of Common Stock. Each May 2025 Share, or May 2025 Pre-Funded Warrant in lieu thereof, was sold together with a Series C Common Warrant to purchase one share of Common Stock and a Series D Common Warrant to purchase one share of Common Stock in a best efforts public offering (the “May 2025 Public Offering”).

The public offering price for each May 2025 Share and accompanying May 2025 Common Warrants was $1.40, and the public offering price for each May 2025 Pre-Funded Warrant and accompanying May 2025 Common Warrants was $1.399. The May 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, are exercisable immediately and will expire when exercised in full. The Series C Common Warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire five years thereafter. The Series D Common Warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire 18 months thereafter. Simultaneously with the closing of the May 2025 Public Offering, certain investors exercised Series D Common Warrants to purchase an aggregate of 914,286 shares of Common Stock, resulting in additional gross proceeds of approximately $1.3 million. In addition, all May 2025 Pre-Funded Warrants were exercised simultaneously with the closing of the May 2025 Public Offering, resulting in the issuance of 477,144 May 2025 Pre-Funded Warrant Shares.

A holder will not have the right to exercise any portion of the May 2025 Common Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the May 2025 Common Warrants. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the May 2025 Common Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

The net proceeds of the May 2025 Public Offering, after deducting the placement agent fees and estimated offering expenses payable by the Company and excluding the net proceeds from the exercise of the May 2025 Common Warrants, were approximately $4.2 million. The aggregate gross proceeds from the May 2025 Public Offering and the exercise of the Series D Common Warrants were approximately $6.3 million. The Company intends to use the net proceeds from the May 2025 Public Offering for general corporate purposes, which includes, without limitation, ongoing research and pre-clinical studies, clinical trials, the development of new biological and pharmaceutical technologies, investing in or acquiring companies that are synergistic with or complementary to its technologies, licensing activities related to its current and future product candidates, and the development of emerging technologies, investing in or acquiring companies that are developing emerging technologies, licensing activities, or the acquisition of other businesses and working capital. The May 2025 Public Offering closed on May 7, 2025.

In addition, the Company issued to the placement agent or its designees warrants (the “May 2025 Placement Agent Warrants”) to purchase up to an aggregate of 250,000 shares of Common Stock at an exercise price equal to $1.75 per share. The May 2025 Placement Agent Warrants have substantially the same terms as the Series C Common Warrants, are exercisable immediately upon issuance and have a term of five (5) years from the date of the May 2025 Purchase Agreements.

The warrants issued in connection with the May 2025 Public Offering met the requirement for equity classification. The Company computes the fair value of warrants and options using a Black-Scholes model. The expected term used for warrants is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Restricted Stock Units

During the three months ended June 30, 2025 and 2024, the Company issued a total of 0 and 833 shares of Common Stock, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $0 and $24,000 of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, in relation to the vesting of historically granted RSUs.

During the six months ended June 30, 2025 and 2024, the Company issued a total of 0 and 2,499 shares of Common Stock, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $0 and $72,000 of stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively, in relation to the vesting of historically granted RSUs.

During the three and six months ended June 30, 2025 and 2024, the Company did not grant any RSUs or restricted stock awards. As of June 30, 2025, there were no outstanding RSUs and no more remaining unamortized RSU compensation expense.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended June 30, 2025, the Company granted no stock options, had forfeitures of 13,528 stock options and stock options to purchase an aggregate of 4,480 shares of Common Stock, subject to time-based milestone vesting conditions, vested. During the three months ended June 30, 2024, the Company granted no stock options, had forfeitures of 5,354 stock options and stock options to purchase an aggregate of 4,771 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the six months ended June 30, 2025, the Company granted no stock options, had forfeitures of 30,716 stock options and stock options to purchase an aggregate of 27,379 shares of Common Stock, subject to time-based milestone vesting conditions, vested. During the six months ended June 30, 2024, the Company issued stock options under the 2023 Plan to employees, to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $657,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13. Additionally, during the six months ended June 30, 2024, stock options to purchase an aggregate of 47,538 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

Stock-Based Compensation

Total stock-based compensation related to the Company’s stock options was approximately $58,000 and approximately $135,000 for three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, the Company recognized approximately $56,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $2,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2024, the Company recognized approximately $107,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $28,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Total stock-based compensation related to the Company’s stock options was approximately $155,000 and approximately $432,000 for six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the Company recognized approximately $149,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $6,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024, the Company recognized approximately $290,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $142,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2025:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2025	182,034	$21.17	8.98	$-
Granted	-	-	-	-
Expired/Cancelled	(30,716)	21.11	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2025	151,318	$23.58	7.93	-

Exercisable, June 30, 2025	105,700	$29.43	7.69	$-

As of June 30, 2025, the remaining unamortized stock-based compensation expense related to the stock options was approximately $139,000 with 19 months of amortization remaining.

NOTE 8 – WARRANTS

As of June 30, 2025, the fair value of the Public Warrants was approximately $0.40 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.416 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants	Weighted-average remaining contractual term (years)	Weighted average exercise price
$1.40	6,228,570	3.36
$1.75	250,000	4.85
$3.85	2,439,026	2.51
$5.13	85,366	4.26
$8.13	1,500	8.67
$20.00	433,999	1.40
$37.60	100,001	2.13
$120.00	13,800	1.21
$125.00	220,000	1.21
	9,772,262	3.04	$6.20

For the three months ended June 30, 2025 and 2024, total stock-based compensation expense related to the Company’s warrants was $0 and $2,360, respectively, and $1,573 and $3,147 for the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense related to warrants is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company issued warrants to purchase an aggregate of 7,392,856 shares of Common Stock in connection with the May 2025 Public Offering as described in Note 6 above. This consisted of (i) Series C Common Warrants to purchase 3,571,428 shares of Common Stock, (ii) Series D Common Warrants to purchase 3,571,428 shares of Common Stock, and (iii) May 2025 Placement Agent Warrants to purchase 250,000 shares of Common Stock.

During the three and six months ended June 30, 2025, Series D Common Warrants to purchase an aggregate of 914,286 shares of Common Stock were exercised for cash resulting in gross proceeds to the Company of approximately $1.28 million.

During the three months ended June 30, 2024, the Company issued no warrants. During the six months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 1,500 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 and became exercisable in twelve equal monthly installments commencing on April 1, 2024 at $8.13 per share. The warrants expire ten years from the date of issuance.

No warrants were expired/cancelled or exercised during the six months ended June 30, 2025 and 2024, except as described above.

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

NOTE 11 – INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant changes to U.S. federal tax law, including modifications to corporate tax rates, deductions, and tax credit provisions. The Company is currently evaluating the provisions of the new law and assessing the potential impacts on its consolidated financial statements.

As of June 30, 2025, the Company has not completed its analysis and has therefore not recorded any material adjustments related to the new legislation. The final impact of the tax law may differ from the Company’s current estimates as the assessment is completed and additional guidance, interpretations, or clarifications become available.

NOTE 12 – SEGMENT INFORMATION

The Company views its operations and manages its business as one operating and reportable segment, which is the business of research and development of innovative treatments for central nervous system (CNS) disorders, RASopathies, MAPK pathway-driven tumors and other diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the CODM. Consistent with the operational structure, the Chief Executive Officer, as the CODM, reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects, and planning and forecasting for future periods on a consolidated basis. Operating expenses are used to monitor budget versus actual results in assessing performance of the segment. Total assets are monitored by the CODM on a consolidated basis which is reported on the face of the consolidated balance sheets. All the Company’s long-lived assets are held in the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and six months ended June 30, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Significant segment expenses	2025	2024	2025	2024
General and administrative (1)	1,460,723	1,300,277	3,157,148	3,197,996
Pre-clinical research (1)	103,343	796,595	165,336	1,226,979
CMC (1)	99,413	420,951	324,010	798,771
Clinical development (1)	1,928,275	1,068,655	3,363,079	1,894,772
Depreciation and amortization	161,746	162,257	323,454	324,514
Share based compensation expense	57,645	160,952	156,203	507,429
Other segment items (2)	(246)	35,347	1,848	35,347
Total operating and segment expenses	3,810,899	3,945,034	7,491,078	7,985,808

Reconciliation of net loss
Change in fair value of warrant liabilities	(8,436)	(35,622)	68,431	(8,906)
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	(7,171)	-
Foreign currency gain/(loss)	29,290	-	29,290	-
Other income	19,464	-	19,464	-
Interest and dividends, net	54,424	114,407	101,669	267,625
Segment and consolidated net loss	3,716,157	3,866,249	7,279,395	7,727,089

(1)	includes personnel costs and excludes share-based compensation expense

(2)	includes loss from sale of assets, and loss on asset write offs

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2025 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. During this period, the Company did not have any material reportable subsequent events.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC, and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to regain and maintain compliance with the listing standards of The Nasdaq Capital Market;

●	our plans to develop and commercialize our product candidates involve a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	potential impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Public Warrants;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this Quarterly Report as well as the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

Company Summary

We are a clinical-stage biotechnology company primarily focused on the discovery, research and development of innovative treatments for CNS disorders, RASopathies, MAPK pathway-driven tumors and other diseases.

Our primary operations (the “Therapeutics” segment) are focused on developing our lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter from the FDA for our Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Dose Escalation Study”). We are currently conducting the FIH Phase 1 Dose Escalation Study at four clinical sites in the United States and three additional sites in Eastern Europe and expect to complete the FIH Phase 1 Dose Escalation Study in 2026.

In May 2025, we initiated a Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with neurofibromatosis type 1 (“NF1”) with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”) with the activation of the first clinical trial site in Australia. We expect to conduct the trial at a total of five sites in Australia, South Korea and the United States in up to 24 patients in a dose escalation phase followed by 24 patients in an expansion phase.

The initial indication we plan to seek FDA marketing approval for PAS-004 is the treatment of symptomatic PNs in both adult and pediatric patients with NF1. As such, we aim to conduct a Phase 1 trial for pediatric NF1-PN patients and ultimately complete registrational clinical trials in both adult and pediatric NF1-PN populations.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

●	establish a sales, marketing and distribution infrastructure to commercialize our drugs, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	acquire or in-license or invent other product candidates or technologies.

Recent Developments

Clinical Updates

On April 29, 2025, we announced completion of enrollment and initial dosing of three subjects in cohort 6 with 30mg capsules of PAS-004 from our ongoing FIH Phase 1 Dose Escalation Study. On May 6, 2025, we announced pharmacodynamics results demonstrating robust target engagement from our ongoing FIH Phase 1 Dose Escalation Study of PAS-004. On May 14, 2025, we announced the initiation of our Phase 1/1b clinical trial to assess PAS-004 in adult NF1-PN patients. On July 31, 2025, we announced the completion of enrollment and initial dosing of the first cohort of three patients from our Phase 1/1b clinical trial in adult NF1-PN patients.

May 2025 Public Offering

On May 7, 2025, we closed a public offering (the “May 2025 Public Offering”) of 3,571,428 shares of Common Stock (or pre-funded warrants in lieu thereof) and accompanying Series C warrants to purchase up to 3,571,428 shares of Common Stock and Series D warrants to purchase up to 3,571,428 shares of Common Stock, at a combined offering price of $1.40 per share of Common Stock (or per pre-funded warrant in lieu thereof) and accompanying warrants. The Series C warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire five years thereafter. The Series D warrants have an exercise price of $1.40 per share, are exercisable upon issuance and will expire 18 months thereafter. Additionally, in connection with the closing of the May 2025 Public Offering, certain investors exercised Series D warrants to purchase an aggregate of 914,286 shares of Common Stock, resulting in additional gross proceeds of approximately $1.3 million. Total gross proceeds to the Company from the May 2025 Public Offering were $5.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. Aggregate gross proceeds from the May 2025 Public Offering and the exercise of the Series D warrants were approximately $6.3 million.

Nasdaq Deficiency

On June 23, 2025, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). The Notice does not result in the immediate delisting of our Common Stock from The Nasdaq Capital Market.

We intend to monitor the closing bid price of our Common Stock and are considering our options to regain compliance with the Bid Price Requirement within the allotted deadlines for compliance, including implementing a potential reverse stock split of our Common Stock as contemplated in our proxy statement for our 2025 annual meeting of stockholders.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Our financial results for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	For the Three Months Ended June 30,
	2025	2024	Change	% Change
General and administrative	$1,662,223	$1,587,060	$75,163	4.7%
Research and development	2,148,676	2,357,974	(209,298)	(8.9)%
Loss from operations	(3,810,899)	(3,945,034)	134,135	(3.4)%
Other income, net	94,742	78,785	15,957	20.3%
Net loss	(3,716,157)	(3,866,249)	150,092	(3.9)%

	For the Six Months Ended June 30,
	2025	2024	Change	% Change
General and administrative	$3,612,551	$3,878,706	$(266,155)	(6.9)%
Research and development	3,878,527	4,107,102	(228,575)	(5.6)%
Loss from operations	(7,491,078)	(7,985,808)	494,730	(6.2)%
Other income, net	211,683	258,719	(47,036)	(18.2)%
Net loss	(7,279,395)	(7,727,089)	447,694	(5.8)%

General and administrative

General and administrative expenses increased by approximately $75,000, or 5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by increases in (i) accounting and business development of approximately $126,000, (ii) other income of $94,000, (iii) personnel and other expense of approximately $80,000, (iv) gain on asset disposal of approximately $9,000, (v) consulting costs of approximately $9,000, and (vi) legal expenses of approximately $5,000. These increases were partially offset by decreases in (i) office expenses of approximately $153,000, (ii) non-cash stock-based expense of approximately $54,000 and (iii) public company expenses of approximately $41,000.

General and administrative expenses decreased by approximately $266,000, or 7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by decreases in (i) legal expenses of approximately $241,000, (ii) non-cash stock-based expense of approximately $215,000, (iii) public company expenses of approximately $96,000, and (iv) office expenses of approximately $38,000. These decreases were partially offset by increases in (i) accounting and business development of approximately $117,000, (ii) personnel and other expense of approximately $95,000, (iii) other income of approximately $94,000, (iv) gain on asset disposal of approximately $9,000, and (v) consulting costs of approximately $9,000.

We expect general and administrative expenses to decrease slightly throughout fiscal year 2025 as compared to fiscal year 2024 primarily due to reduced legal and public company and corporate communications expenses.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three and six months ended June 30, 2025, and PAS-004, PAS-003, and PAS-001 for the three and six months ended June 30, 2024.

Research and development expenses decreased by approximately $209,000, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by decreases in (i) preclinical research and development expenses related to de-prioritization of our discovery programs of approximately $850,000, (ii) consulting expense of approximately $32,000, (iii) stock compensation expense of approximately $49,000, (iv) manufacturing and CMC expenses of approximately $289,000 and (v) other expense of approximately $69,000. These decreases were partially offset by an increase in clinical trials expense of approximately $1,080,000 related to the ongoing FIH Phase 1 Dose Escalation Study of PAS-004 and the initiation of the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients.

Research and development expenses decreased by approximately $229,000, or 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by decreases in (i) preclinical research and development expenses related to our discovery programs of approximately $1,325,000, (ii) consulting expense of approximately $130,000, (iii) stock compensation expense of approximately $136,000, (iv) manufacturing and CMC expenses of approximately $345,000 and (v) other expense of approximately $122,000. These decreases were partially offset by an increase in clinical trials expense of approximately $1,829,000 related to the ongoing FIH Phase 1 Dose Escalation Study of PAS-004 and the initiation of the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients.

We expect research and development expenses to increase throughout fiscal year 2025 as compared to fiscal year 2024 primarily due to (i) an increase in clinical research for PAS-004 related to the ongoing FIH Phase 1 Dose Escalation Study and the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients, and (ii) an increase in manufacturing costs related to the drug supply for our clinical trials, offset by decreases in pre-clinical research and the reduction in workforce related to the closure of our research laboratory.

Other income, net

For the three months ended June 30, 2025, other income, net increased by approximately $16,000, or 20%, compared to the three months ended June 30, 2024. The increase in other income, net is primarily due to increases in foreign currency transactions gain of approximately $29,000, fair value of the Public Warrants and the Representative Warrants (as such terms are defined in “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) of approximately $27,000, and other income of approximately $20,000, partially offset by a decrease in interest and dividends, net of approximately $60,000.

For the six months ended June 30, 2025, other income, net decreased by approximately $47,000, or 18%, compared to the six months ended June 30, 2024. The decrease in other income, net is due primarily to decreases in interest and dividends, net of approximately $166,000 and a realized foreign currency translation loss from dissolution of subsidiaries of approximately $7,000, partially offset by an increase in fair value of the Public Warrants and the Representative Warrants of approximately $77,000, foreign currency transactions gain of approximately $29,000 and other income of approximately $20,000.

Working Capital

	As of June 30,	As of December 31,
	2025	2024
Current assets	$8,636,599	$7,368,315
Current liabilities	1,736,956	1,119,871
Working capital	$6,899,643	$6,248,444

Working capital increased by approximately $0.6 million between June 30, 2025 and December 31, 2024 primarily due to cash received from the May 2025 Public Offering.

Liquidity and Financial Condition

	For the Six Months Ended June 30,
	2025	2024
Net loss	$(7,279,395)	$(7,727,089)

Net cash used in operating activities	$(6,924,643)	$(8,359,951)
Net cash provided by financing activities	7,213,335	-
Effect of foreign currency translation on cash	5,631	(3,532)
Increase (decrease) in cash and cash equivalents	$294,323	$(8,363,483)

Cash and cash equivalents increased by approximately $0.3 million for the six months ended June 30, 2025 compared to a decrease of approximately $8.4 million for the six months ended June 30, 2024. The increase in cash and cash equivalents for the six months ended June 30, 2025 was primarily attributable to cash provided by financing activities related to proceeds from at-the-market sales of common stock of $2.0 million, proceeds from the issuance of common stock through a May 2025 Public Offering of $4.2 million and proceeds from the exercise of warrants of $1.3 million, which was partially offset by payments on director and officer insurance of $0.3 million. These net financing proceeds were partially offset by cash used in operations of approximately $6.9 million. The decrease for the six months ended June 30, 2024 was primarily attributable to cash used to fund operations.

Liquidity & Capital Resources Outlook

As of June 30, 2025, we had approximately $7.2 million in operating bank accounts and money market funds, with working capital of approximately $6.9 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placements we consummated in November 2021 and September 2024, the May 2025 Public Offering described above, the receipt of cash upon the prior exercise of our outstanding warrants and the sale of Common Stock pursuant to the ATM Agreement. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this Quarterly Report, without raising additional capital.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of June 30, 2025, our calculated public float is below $75.0 million and we will be restricted from selling more than an aggregate of one-third of our public float pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

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

Critical Accounting Estimates

Our critical accounting estimates, which include (1) stock-based compensation and (2) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2024, as filed on March 24, 2025. During the three months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Exchange Act, Rule 13a-15(e), are effective as of June 30, 2025 to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 24, 2025, except for the below. Our business involves significant risks. You should carefully consider the risks and uncertainties described below and in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described below and in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and Public Warrants could decline, and you could lose part or all of your investment.

Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our Common Stock and/or Public Warrants being delisted from The Nasdaq Capital Market.

On June 23, 2025, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our Common Stock for 30 consecutive business days prior to the delivery of the Notice, we are not in compliance with the Bid Price Requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). We were provided a compliance period of 180 calendar days from the date of the Notice, or until December 22, 2025, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

We will continue to monitor the closing bid price of our Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split of our Common Stock, to regain compliance with the Bid Price Requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our Common Stock and/or Public Warrants. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Common Stock and/or Public Warrants will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our Common Stock and/or Public Warrants, adversely affect the market liquidity of our Common Stock and/or Public Warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our Common Stock and/or our Public Warrants may decline further, and stockholders may lose some or all of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of May 2025 Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-286889), filed with the SEC on May 1, 2025).
4.2	Form of Series C/D Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2025).
4.3	Form of May 2025 Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2025).
10.1	Form of May 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2025).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2025