Form 10-Q
period 2025-09-30
Pasithea Therapeutics Corp.
filed 2025-11-13
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 12, 2025, there were 7,443,577 shares of the registrant’s common stock outstanding.

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,122,953	$6,922,729
Restricted cash	100,599	-
Prepaid expenses	1,286,009	302,641
Other current assets	19,665	142,945
Total current assets	5,529,226	7,368,315
Property and equipment, net	-	122,343
Intangibles, net	6,838,527	7,311,150
Goodwill	1,262,911	1,262,911
Total assets	$13,630,664	$16,064,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,337,801	$1,119,871
Financed director and officer insurance premiums	39,310	-
Total current liabilities	1,377,111	1,119,871

Non-current liabilities
Warrant liabilities	46,871	162,172
Total non-current liabilities	46,871	162,172
Total liabilities	1,423,982	1,282,043

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 7,443,577 shares and 1,394,263 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	743	139
Additional paid-in capital	72,087,231	64,372,486
Accumulated other comprehensive loss	18,301	(7,171)
Accumulated deficit	(59,899,593)	(49,582,778)
Total stockholders’ equity	12,206,682	14,782,676
Total liabilities and stockholders’ equity	$13,630,664	$16,064,719

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
General and administrative	$1,752,262	$1,423,228	$5,364,813	$5,301,934
Research and development	1,357,793	1,581,376	5,236,320	5,688,478
Loss from operations	(3,110,055)	(3,004,604)	(10,601,133)	(10,990,412)

Other income (expense):
Change in fair value of warrant liabilities	46,870	(70,306)	115,301	(79,212)
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	(7,171)	-
Foreign currency (loss) gain	(26,250)	-	3,040	-
Other income	8,619	-	28,083	-
Interest and dividends, net	43,396	75,076	145,065	342,701
Other income, net	72,635	4,770	284,318	263,489

Loss before income taxes	(3,037,420)	(2,999,834)	(10,316,815)	(10,726,923)
Provision for income taxes	-	-	-	-

Net loss	$(3,037,420)	$(2,999,834)	$(10,316,815)	$(10,726,923)

Weighted-average common shares outstanding, basic and diluted	7,443,577	1,044,144	5,117,845	1,043,315
Basic and diluted loss per share	$(0.41)	$(2.87)	$(2.02)	$(10.28)

Comprehensive loss:
Net loss	$(3,037,420)	$(2,999,834)	$(10,316,815)	$(10,726,923)
Foreign currency translation	18,301	(27,133)	18,301	(30,665)
Comprehensive loss	$(3,019,119)	$(3,026,967)	$(10,298,514)	$(10,757,588)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	1,666	-	48,088	-	-	48,088
-stock options	-	-	297,602	-	-	297,602
-warrants	-	-	787	-	-	787
Foreign currency translation	-	-	-	(620)	-	(620)
Net loss	-	-	-	-	(3,860,840)	(3,860,840)
Balance at March 31, 2024	1,043,248	$104	$59,068,015	$(5,272)	$(39,179,378)	$19,883,469
Stock-based compensation:
-restricted stock units	833	-	23,912	-	-	23,912
-stock options	-	-	134,680	-	-	134,680
-warrants	-	-	2,360	-	-	2,360
Foreign currency translation	-	-	-	(2,912)	-	(2,912)
Net loss	-	-	-	-	(3,866,249)	(3,866,249)
Balance at June 30, 2024	1,044,081	$104	$59,228,967	$(8,184)	$(43,045,627)	$16,175,260
Stock-based compensation:
-restricted stock units	833	-	24,175	-	-	24,175
-stock options	-	-	121,346	-	-	121,346
-warrants	-	-	2,360	-	-	2,360
Foreign currency translation	-	-	-	(27,133)	-	(27,133)
Issuance of September 2024 pre-funded and common warrants, net	-	-	4,517,285	-	-	4,517,285
Dividend - warrant modification	-	-	359,656	-	(359,656)	-
Net loss	-	-	-	-	(2,999,834)	(2,999,834)
Balance at September 30, 2024	1,044,914	$104	$64,253,789	$(35,317)	$(46,405,117)	$17,813,459

Balance at January 1, 2025	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676
Stock-based compensation:
-stock options	-	-	96,985	-	-	96,985
-warrants	-	-	1,573	-	-	1,573
Issuance of common stock under ATM agreement, net of offering costs	440,000	44	1,652,701	-	-	1,652,745
Issuance of common stock from the exercise of pre-funded warrants, net	871,000	87	784	-	-	871
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	7,171	-	7,171
Net loss	-	-	-	-	(3,563,238)	(3,563,238)
Balance at March 31, 2025	2,705,263	$270	$66,124,529	$-	$(53,146,016)	$12,978,783
Stock-based compensation:
-stock options	-	-	57,645	-	-	57,645
Proceeds from sale of common stock under ATM agreement, net	252,600	25	358,012	-	-	358,037
Proceeds from sale of common stock in public offerings, net	3,571,428	357	4,214,149	-	-	4,214,506
Issuance of common stock from the exercise of warrants, net	914,286	91	1,279,909	-	-	1,280,000
Foreign currency translation	-	-	-	5,631	-	5,631
Net loss	-	-	-	-	(3,716,157)	(3,716,157)
Balance at June 30, 2025	7,443,577	$743	$72,034,244	$5,631	$(56,862,173)	$15,178,445
Stock-based compensation:
-stock options	-	-	52,987	-	-	52,987
Foreign currency translation	-	-	-	12,670	-	12,670
Net loss	-	-	-	-	(3,037,420)	(3,037,420)
Balance at September 30, 2025	7,443,577	$743	$72,087,231	$18,301	$(59,899,593)	$12,206,682

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,316,815)	$(10,726,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,421	14,148
Amortization expense	472,623	472,623
Stock-based compensation	209,190	655,310
Change in fair value of warrant liabilities	(115,301)	79,212
Realized foreign currency translation loss from dissolution of subsidiaries	7,171	-
Loss on asset write-off	103,322	-
Changes in operating assets and liabilities:
Prepaid expenses	(535,089)	(103,375)
Other current assets	109,880	46,874
Accounts payable and accrued liabilities	217,930	(1,915,862)
Lease liabilities	-	(2,409)
Net cash used in operating activities	(9,814,668)	(11,480,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financed director and officer insurance	(408,969)	-
Proceeds from exercises of pre-funded warrants	871	-
Proceeds from common stock sales under ATM agreement	2,010,782	-
Proceeds from issuance of common stock	4,214,506	-
Proceeds from exercises of warrants	1,280,000	-
Proceeds from sale of September 2024 Offering warrants	-	4,998,784
Payment of offering costs in connection with September 2024 Offering warrants	-	(457,600)
Net cash provided by financing activities	7,097,190	4,541,184

Effect of foreign currency translation on cash	18,301	(30,665)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(2,699,177)	$(6,969,883)
Cash, cash equivalents, and restricted cash - Beginning of period	6,922,729	16,331,052
Cash, cash equivalents, and restricted cash - End of period	$4,223,552	$9,361,169

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,122,953	$9,361,169
Restricted cash	100,599	-
Total cash, cash equivalents and restricted cash	$4,223,552	$9,361,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,212	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash activity:
Dividend - warrant modification	$-	$(359,656)

See accompanying notes to the unaudited condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In May 2025, the Company initiated its Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with neurofibromatosis type 1 (“NF1”) with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”). The Company is currently conducting the trial at a total of five sites in Australia, South Korea and the United States in up to 24 patients in a dose escalation phase followed by approximately 24 patients in an expansion phase.

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), AlloMek Therapeutics, LLC (“AlloMek”) and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024, was a private limited company, registered in the United Kingdom (U.K.). Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited company registered in Portugal. Pasithea Clinics Inc., legally dissolved as of September 3, 2025, was incorporated in Delaware. Alpha-5 and AlloMek are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

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

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $4.1 million in operating bank accounts and money market funds, and working capital of approximately $4.2 million. The Company’s major sources of cash have been comprised of proceeds from various private and public offerings, the Initial Public Offering and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through twelve months from the date of these financial statements if additional funding cannot be obtained.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2025, the Company had cash and cash equivalents of approximately $4.1 million and an accumulated deficit of approximately $59.9 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date of these financial statements.

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

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the three months ended September 30, 2025 and 2024, the Company recorded no grant income as a contra expense within research and development. For the nine months ended September 30, 2025 and 2024, the Company recorded grant income of approximately $43,000 and $0 as a contra expense within research and development, respectively.

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

Defined-Contribution Savings Plan

In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three and nine months ended September 30, 2025 and 2024 were immaterial.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $3.0 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2025 and December 31, 2024, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a $0 balance of deferred tax assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on this account and management has determined the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, September 30, 2025	$3,004,010	$3,004,010	$-	$-
Cash equivalents, December 31, 2024	$6,093,044	$6,093,044	$-	$-

Liabilities:
Public warrant liabilities, September 30, 2025	$44,000	$44,000	$-	$-
Representative warrant liabilities, September 30, 2025	$2,871	$-	$-	$2,871

Liabilities:
Public warrant liabilities, December 31, 2024	$152,240	$152,240	$-	$-
Representative warrant liabilities, December 31, 2024	$9,932	$-	$-	$9,932

The following tables present a reconciliation of the Level 3 Representative Warrants liabilities:

	Three Months Ended September 30,
	2025	2024
Representative warrant liabilities, July 1	$5,741	$5,712
Issuances	-	-
Exercises	-	-
Change in fair value	(2,870)	4,306
Representative warrant liabilities, September 30	$2,871	$10,018

	Nine Months Ended September 30,
	2025	2024
Representative warrant liabilities, January 1	$9,932	$5,166
Issuances	-	-
Exercises	-	-
Change in fair value	(7,061)	4,852
Representative warrant liabilities, September 30	$2,871	$10,018

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of September 30, 2025 and December 31, 2024, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of September 30, 2025 and December 31, 2024, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Nine Months Ended September 30,
	2025	2024
Stock options	151,318	185,784
Warrants	9,772,262	3,293,693
Restricted stock units	-	1,669

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation gain of approximately $18,000. During the three and nine months ended September 30, 2024, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation loss of approximately $27,000 and $31,000, respectively. Additionally, losses related to the now dissolved subsidiaries which were previously operating in functional currencies not that of the U.S. dollar as the parent were realized in the consolidated statements of operations within other income (expense) in the amount of approximately $7,000 for the three and nine months ended September 30, 2025.

The relevant translation rates are as follows:

	As of September 30, 2025	As of December 31, 2024
Closing rate, British Pound (GBP) to $USD at period end	N/A	1.2529
Average rate, GBP to $USD for the period ended	N/A	1.2783
Closing rate, Euro (EUR) to $USD at period end	N/A	1.0355
Average rate, EUR to $USD for the period ended	N/A	1.0818
Closing rate, Australian Dollar (AUD) to $USD at period end	0.6442	N/A
Average rate, AUD to $USD for the period of subsidiary inception to period end	0.6530	N/A

N/A	- Not applicable due to the Company having no operating subsidiaries with functional currencies other than that of the parent company U.S. Dollar

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. During the three and nine months ended September 30, 2025 and 2024, the Company had no material items of other comprehensive income (loss) except for the unrealized foreign currency translation adjustment.

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

Financed Director and Officer Insurance Premiums

In January 2025, the Company finalized a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $379,000 after a down payment of approximately $68,000, or a total amount of $447,000. The note bears an annual interest rate of 9.2%, to be paid over a period of twelve months. As of September 30, 2025, the remaining payable balance on the note was approximately $39,000.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of September 30, 2025	As of December 31, 2024
Leasehold improvements	$-	$3,193
Medical equipment	-	155,363
Office equipment	-	6,140
Property and equipment, gross	-	164,696
Less: accumulated depreciation	-	(42,353)
Property and equipment, net	$-	$122,343

Depreciation expense was approximately $24,000 and $5,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $32,000 and $14,000 for the nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, the Company wrote off gross leasehold improvements of approximately $3,200 and related accumulated amortization of approximately $2,500, resulting in a loss of approximately $700 recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Additionally, during the three months ended September 30, 2025, the Company sold medical and office equipment for approximately $11,000, for which funds have yet to be received and is presented within other current assets on the condensed consolidated balance sheets. The gross book value of the assets sold was approximately $162,000 with approximately $49,000 of accumulated depreciation, resulting in a loss of approximately $102,000.

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

As of September 30, 2025 and December 31, 2024, the Company had no recognized ROU assets and lease liabilities.

The following table summarizes ROU asset and lease liability activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$-	$17,531	$-	$139,634
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-	$-	$-

There are no additional lease payments as of September 30, 2025.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$2,900,000	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(1,732,951)	3,938,527	5,671,478	(1,260,328)	4,411,150
Intangible assets, net	$8,571,478	$(1,732,951)	$6,838,527	$8,571,478	$(1,260,328)	$7,311,150

As of September 30, 2025, future expected amortization expense of Intangible assets was as follows:

2025 (remaining)	$157,541
2026	630,164
2027	630,164
2028	630,164
2029	630,164
Thereafter	1,260,330
Remaining future amortization expense	$3,938,527

There were no changes to goodwill for the three and nine months ended September 30, 2025 and 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has an aggregate of 105,000,000 authorized shares. The authorized shares are divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 7,443,577 and 1,394,263 shares of its Common Stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. Our Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), and Second Amended and Restated Bylaws do not provide for cumulative voting rights.

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

2023 Stock Incentive Plan

The Board and stockholders have adopted and approved the Company’s 2023 Stock Incentive Plan (the “2023 Incentive Plan”) which took effect on December 19, 2023. The 2023 Incentive Plan allows for the issuance of securities, including stock options, restricted stock, and restricted stock units (“RSUs”) to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2023 Incentive Plan was 125,000 shares plus 28,389 unused shares reserved under the Company’s 2021 Stock Incentive Plan, which will, on January 1 of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2033, unless the Board decides otherwise, automatically increase by an amount equal to the lessor of (A) three percent (3%) of the number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares of Common Stock as is determined by the Board.

On January 1, 2025, the number of shares of Common Stock available for issuance under the 2023 Incentive Plan automatically increased by 41,828 shares. On September 3, 2025, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2023 Incentive Plan increasing the number of shares of Common Stock authorized for issuance under the 2023 Incentive Plan by 1,750,000 shares to 2,014,221 shares. The Plan Amendment became effective following its approval by the Company’s stockholders. As of September 30, 2025, 2,014,221 total shares were available under the 2023 Incentive Plan, of which 90,068 shares were issued and outstanding and 1,924,153 shares were available for potential issuances.

September 2024 Private Placement

On September 26, 2024, the Company entered into a securities purchase agreement (the “September 2024 Private Placement”) with an institutional investor, pursuant to which the Company agreed to sell pre-funded warrants (the “September 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $0.001 per share, Series A warrants (the “Series A Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $3.85 per share, and Series B warrants (the “Series B Warrants” and, together with the Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock with an exercise price of $3.85 per share. The combined purchase price per September 2024 Pre-Funded Warrant and accompanying September 2024 PIPE Warrants was $4.099. Aggregate gross proceeds from the September 2024 Private Placement were approximately $5.0 million and the September 2024 Private Placement closed on September 30, 2024.

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

During the nine months ended September 30, 2025, all remaining 871,000 September 2024 Pre-Funded Warrants were exercised resulting in 871,000 shares of Common Stock being issued in the nine months ended September 30, 2025, and there are no September 2024 Pre-Funded Warrants outstanding.

As of September 30, 2025, all 1,219,153 of the September 2024 Pre-Funded Warrants were paid, issued and exercised. In addition, the September 2024 PIPE Warrants have not been exercised as of September 30, 2025.

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

During the nine months ended September 30, 2025, the Company sold an aggregate of 692,600 shares of Common Stock under the ATM Agreement at a weighted average price of $3.00 per share for gross proceeds of $2,075,688 and net proceeds of $2,010,782. There were no sales of Common Stock under the ATM Agreement during the three months ended September 30, 2025.

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

Restricted Stock Units

During the three months ended September 30, 2025 and 2024, the Company issued a total of 0 and 833 shares of Common Stock, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $0 and $24,000 of stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, in relation to the vesting of historically granted RSUs.

During the nine months ended September 30, 2025 and 2024, the Company issued a total of 0 and 3,332 shares of Common Stock, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $0 and $96,000 of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively, in relation to the vesting of historically granted RSUs.

During the three and nine months ended September 30, 2025 and 2024, the Company did not grant any RSUs or restricted stock awards. As of September 30, 2025, there were no outstanding RSUs and no remaining unamortized RSU compensation expense.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended September 30, 2025, the Company granted no stock options, had no forfeitures of stock options and stock options to purchase an aggregate of 4,478 shares of Common Stock, subject to time-based milestone vesting conditions, vested. During the three months ended September 30, 2024, the Company granted no stock options, had forfeitures of 12,295 stock options and stock options to purchase an aggregate of 4,771 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the nine months ended September 30, 2025, the Company granted no stock options, had forfeitures of 30,716 stock options and stock options to purchase an aggregate of 31,857 shares of Common Stock, subject to time-based milestone vesting conditions, vested. During the nine months ended September 30, 2024, the Company issued stock options under the 2023 Plan to employees to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $849,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13. Additionally, during the nine months ended September 30, 2024, the Company had forfeitures of 17,649 stock options and stock options to purchase an aggregate of 52,309 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

Stock-Based Compensation

Total stock-based compensation related to the Company’s stock options was approximately $53,000 and $121,000 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, the Company recognized approximately $52,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $1,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024, the Company recognized approximately $107,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $14,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Total stock-based compensation related to the Company’s stock options was approximately $208,000 and $553,000 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the Company recognized approximately $201,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $7,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2024, the Company recognized approximately $398,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $155,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2025:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2025	182,034	$21.17	8.98	$-
Granted	-	-	-	-
Expired/Cancelled	(30,716)	9.30	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2025	151,318	$23.58	7.68	-

Exercisable, September 30, 2025	110,178	$28.66	7.46	$-

As of September 30, 2025, the remaining unamortized stock-based compensation expense related to the stock options was approximately $86,000 with 16 months of amortization remaining.

NOTE 8 – WARRANTS

As of September 30, 2025, the fair value of the Public Warrants was approximately $0.20 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. As of September 30, 2025, the fair value of the Representative Warrants was approximately $0.20 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

The following table summarizes the Company’s outstanding warrants:

Exercise Price	Number of warrants	Weighted-average remaining contractual term (years)	Weighted average exercise price
$1.40	6,228,570	3.11
$1.75	250,000	4.60
$3.85	2,439,026	2.26
$5.13	85,366	4.01
$8.13	1,500	8.42
$20.00	433,999	1.15
$37.60	100,001	1.88
$120.00	13,800	0.96
$125.00	220,000	0.96
	9,772,262	2.79	$6.20

For the three months ended September 30, 2025 and 2024, total stock-based compensation expense related to the Company’s warrants was $0 and $2,360, respectively, and $1,573 and $5,507 for the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense related to warrants is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2025, the Company issued warrants to purchase an aggregate of 7,392,856 shares of Common Stock in connection with the May 2025 Public Offering as described in Note 6 above. This consisted of (i) Series C Common Warrants to purchase 3,571,428 shares of Common Stock, (ii) Series D Common Warrants to purchase 3,571,428 shares of Common Stock, and (iii) May 2025 Placement Agent Warrants to purchase 250,000 shares of Common Stock.

During the nine months ended September 30, 2025, Series D Common Warrants to purchase an aggregate of 914,286 shares of Common Stock were exercised for cash resulting in gross proceeds to the Company of approximately $1.28 million.

During the nine months ended September 30, 2024, the Company issued warrants to purchase an aggregate of 2,525,892 shares of Common Stock in exchange for consulting services. The warrants were issued on March 1, 2024 and September 30, 2024 at $8.13 per share, $3.85 per share and $5.13 per share. These warrants become exercisable in twelve equal monthly installments commencing the day after issue date. The warrants expire ten years from the date of issuance.

No warrants were expired, cancelled or exercised during the nine months ended September 30, 2025 and 2024, except as described above.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to the Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things. Pursuant to the Steinman Consulting Agreement, as of September 30, 2025, Prof. Steinman received $25,000 per quarter for his services, which was subsequently reduced to $1.00 per quarter, effective as of October 1, 2025 (see Note 13).

NOTE 11 – INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act was enacted, introducing significant changes to U.S. federal tax law, including modifications to corporate tax rates, deductions, and tax credit provisions. The Company is currently evaluating the provisions of the new law and assessing the potential impacts on its consolidated financial statements.

As of September 30, 2025, the Company has not completed its analysis and has therefore not recorded any material adjustments related to the new legislation. The final impact of the tax law may differ from the Company’s current estimates as the assessment is completed and additional guidance, interpretations, or clarifications become available.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three and nine months ended September 30, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Significant segment expenses
General and administrative (1)	$1,539,554	$1,117,888	$4,696,702	$4,315,884
Pre-clinical research (1)	136,271	54,779	301,607	1,281,758
CMC (1)	293,982	355,977	617,992	1,154,748
Clinical development (1)	926,228	944,954	4,289,307	2,839,726
Depreciation and amortization	158,942	162,257	482,396	486,771
Share based compensation expense	52,987	133,882	209,190	641,311
Other segment items (2)	2,091	234,867	3,939	270,214
Total operating and segment expenses	3,110,055	3,004,604	10,601,133	10,990,412

Reconciliation of net loss
Change in fair value of warrant liabilities	46,870	(70,306)	115,301	(79,212)
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	(7,171)	-
Foreign currency gain/(loss)	(26,250)	-	3,040	-
Other income	8,619	-	28,083	-
Interest and dividends, net	43,396	75,076	145,065	342,701
Segment and consolidated net loss	$3,037,420	$2,999,834	$10,316,815	$10,726,923

(1)	includes personnel costs and excludes share-based compensation expense

(2)	includes loss from sale of assets, and loss on asset write offs

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2025 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. During this period, the Company did not have any material reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 24, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), AlloMek Therapeutics, LLC (“AlloMek”) and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024, was a private limited company, registered in the United Kingdom (U.K.). Pasithea Clinics Inc., legally dissolved as of September 3, 2025, was incorporated in Delaware. Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, is a private limited company, registered in Portugal. Alpha-5 and AlloMek are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC, and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to regain and maintain compliance with the listing standards of The Nasdaq Capital Market;

●	our plans to develop and commercialize our product candidates involve a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	potential impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that have been and may be made by the Trump presidential administration;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Public Warrants;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

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

In May 2025, we initiated our Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with neurofibromatosis type 1 (“NF1”) with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”). We are currently conducting the trial at a total of five sites in Australia, South Korea and the United States in up to 24 patients in a dose escalation phase followed by approximately 24 patients in an expansion phase.

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

On September 16, 2025, we announced the activation of two clinical trial sites in South Korea—Asan Medical Centre and Severance Hospital Yonsei University Health System—in connection with the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients.

On November 4, 2025, we announced the activation of a new U.S. clinical trial site at the University of Alabama at Birmingham in connection with the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients.

Amendment to the 2023 Stock Incentive Plan

On September 3, 2025, at our 2025 Annual Meeting of Stockholders, our stockholders approved an amendment (the “Plan Amendment”) to our 2023 Stock Incentive Plan (the “2023 Incentive Plan”) increasing the number of shares of Common Stock authorized for issuance under the 2023 Incentive Plan by 1,750,000 shares to 2,014,221 shares. The Plan Amendment became effective following its approval by our stockholders.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Our financial results for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the Three Months Ended September 30,
	2025	2024	Change	% Change
General and administrative	$1,752,262	$1,423,228	$329,034	23.1%
Research and development	1,357,793	1,581,376	(223,583)	(14.1)%
Loss from operations	(3,110,055)	(3,004,604)	(105,451)	3.5%
Other income, net	72,635	4,770	67,865	1,422.7%
Net loss	$(3,037,420)	$(2,999,834)	$(37,586)	1.3%

	For the Nine Months Ended September 30,
	2025	2024	Change	% Change
General and administrative	$5,364,813	$5,301,934	$62,879	1.2%
Research and development	5,236,320	5,688,478	(452,158)	(7.9)%
Loss from operations	(10,601,133)	(10,990,412)	389,279	(3.5)%
Other income, net	284,318	263,489	20,829	7.9%
Net loss	$(10,316,815)	$(10,726,923)	$410,108	(3.8)%

General and administrative

General and administrative expenses increased by approximately $329,000, or 23%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by increases in (i) legal expenses of approximately $157,000, (ii) corporate expenses including asset write-off of approximately $114,000, (iii) public company expenses of approximately $46,000, (iv) accounting and business development expenses of approximately $43,000, (v) other income of approximately $41,000, (vi) personnel and other expense of approximately $14,000 and (vii) consulting costs of approximately $10,000. These increases were partially offset by decreases in (i) non-cash stock-based expense of approximately $87,000 and (ii) gain on asset disposal of approximately $9,000.

General and administrative expenses increased by approximately $63,000, or 1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by increases in (i) accounting and business development expenses of approximately $160,000, (ii) other income of approximately $135,000, (iii) personnel and other expense of approximately $108,000, (iv) corporate expenses including asset write-off of approximately $77,000 and (v) consulting expenses of approximately $19,000. These increases were partially offset by decreases in (i) non-cash stock-based expense of approximately $297,000, (ii) legal expenses of approximately $88,000 and (iii) public company expenses of approximately $51,000.

We expect general and administrative expenses to increase throughout fiscal year 2025 as compared to fiscal year 2024 primarily due to increased non-cash stock-based compensation expenses.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three and nine months ended September 30, 2025, and PAS-004, PAS-003, and PAS-001 for the three and nine months ended September 30, 2024.

Research and development expenses decreased by approximately $224,000, or 14%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by decreases in (i) preclinical research and development expenses related to de-prioritization of our discovery programs of approximately $365,000, (ii) consulting expense of approximately $61,000 and (iii) other expense of approximately $216,000. These decreases were partially offset by an increase in clinical trials expense of approximately $419,000 related to the ongoing FIH Phase 1 Dose Escalation Study of PAS-004 and the initiation of the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients.

Research and development expenses decreased by approximately $452,000, or 8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by decreases in (i) preclinical research and development expenses related to our discovery programs of approximately $1,690,000, (ii) manufacturing and CMC expenses of approximately $347,000, (iii) other expense of approximately $338,000, (iv) consulting expense of approximately $190,000 and (v) stock compensation expense of approximately $135,000. These decreases were partially offset by an increase in clinical trials expense of approximately $2,248,000 related to the ongoing FIH Phase 1 Dose Escalation Study of PAS-004 and the initiation of the Phase 1/1b clinical trial of PAS-004 in adult NF1-PN patients.

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

Other income, net

For the three months ended September 30, 2025, other income, net increased by approximately $68,000, or 1,423%, compared to the three months ended September 30, 2024. The increase in other income, net is primarily due to (i) increases in fair value of the Public Warrants and the Representative Warrants (as such terms are defined in “Note 2 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) of approximately $117,000 and (ii) other income of approximately $9,000, partially offset by (i) a decrease in interest and dividends, net of approximately $32,000 and (ii) foreign currency transactions gain of approximately $26,000.

For the nine months ended September 30, 2025, other income, net increased by approximately $21,000, or 8%, compared to the nine months ended September 30, 2024. The increase in other income, net is due primarily to increases in (i) fair value of the Public Warrants and the Representative Warrants of approximately $195,000, (ii) other income of approximately $28,000 and (iii) foreign currency transactions gain of approximately $3,000. These increases were partially offset by decreases in (i) interest and dividends, net of approximately $198,000 and (ii) a realized foreign currency translation loss from dissolution of subsidiaries of approximately $7,000.

Working Capital

	As of September 30,	As of December 31,
	2025	2024
Current assets	$5,529,226	$7,368,315
Current liabilities	1,377,111	1,119,871
Working capital	$4,152,115	$6,248,444

Working capital decreased by approximately $2.1 million between September 30, 2025 and December 31, 2024 primarily due to cash flow used to fund operations, partially offset by cash received from the May 2025 Public Offering.

Liquidity and Financial Condition

	For the Nine Months Ended September 30,
	2025	2024
Net loss	$(10,316,815)	$(10,726,923)

Net cash used in operating activities	$(9,814,668)	$(11,480,402)
Net cash provided by financing activities	7,097,190	4,541,184
Effect of foreign currency translation on cash	18,301	(30,665)
Decrease in cash, cash equivalents and restricted cash	$(2,699,177)	$(6,969,883)

Cash, cash equivalents and restricted cash decreased by approximately $2.7 million for the nine months ended September 30, 2025 compared to a decrease of approximately $7.0 million for the nine months ended September 30, 2024. The decrease in cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 was primarily attributable to cash provided by financing activities related to net loss of approximately $10.3 million, which was partially offset by proceeds from at-the-market sales of Common Stock of $2.0 million, proceeds from the issuance of Common Stock through a May 2025 Public Offering of $4.2 million and proceeds from the exercise of warrants of $1.3 million. The decrease in cash, cash equivalents and restricted cash of approximately $7.0 million for the nine months ended September 30, 2024 was primarily attributable to cash used to fund operations of approximately $11.5 million, which was partially offset by net proceeds from the sale of warrants for the September 2024 Offering of approximately $4.5 million.

Liquidity & Capital Resources Outlook

As of September 30, 2025, we had approximately $4.1 million in operating bank accounts and money market funds, with working capital of approximately $4.2 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. Subsequent to the consummation of the Initial Public Offering, our liquidity was and continues to be satisfied through the net proceeds from the Initial Public Offering, the private placements we consummated in November 2021 and September 2024, the public offering we consummated in May 2025, the receipt of cash upon the prior exercise of our outstanding warrants and the sale of Common Stock pursuant to the ATM Agreement. Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through twelve months from the issuance date of the financial statements included in this Quarterly Report, without raising additional capital.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of September 30, 2025, our calculated public float is below $75.0 million and we will be restricted from selling more than an aggregate of one-third of our public float pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

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

Critical Accounting Estimates

Our critical accounting estimates, which include (1) stock-based compensation and (2) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2024, as filed on March 24, 2025. During the three months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described in our Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Exchange Act, Rule 13a-15(e), are effective as of September 30, 2025 to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 24, 2025, except as have been previously disclosed. Our business involves significant risks. You should carefully consider the risks and uncertainties previously disclosed, including in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described below and in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Common Stock and Public Warrants could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2025, we issued to a consultant a warrant to purchase up to 10,000 shares of Common Stock, which warrant has an exercise price equal to $0.715 per share, and one-third of which shall vest 12 months after its date of issuance with the remainder vesting in equal tranches quarterly for two years thereinafter, and shall expire ten years from its date of issuance. Notwithstanding the foregoing, the purchase rights represented by such warrant shall become fully exercisable upon the consummation of a Change in Control (as defined therein). Such warrant was issued in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment to Pasithea Therapeutics Corp. 2023 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2025).
10.2*	Amendment, effective as of October 1, 2025, to Consulting Agreement between Pasithea Therapeutics Corp. and Dr. Lawrence Steinman, dated November 13, 2023.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2025