Form 10-K
period 2025-12-31
Pasithea Therapeutics Corp.
filed 2026-03-30
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $5.1 million.

As of March 24, 2026, there were 24,939,948 shares of the registrant’s Common Stock outstanding. This number does not include 64,053,335 shares of Common Stock issuable upon the exercise of pre-funded warrants outstanding as of March 24, 2026 (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations).

DOCUMENTS INCORPORATED BY REFERENCE

None.

PASITHEA THERAPEUTICS CORP.

2025 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this annual report with the SEC and include, without limitation, statements about the following:

●	our limited operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our plans to develop and commercialize our product candidates involves a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical and non-clinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	potential impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that have been and may continue to be made by the federal administration;

●	the timing and focus of our future preclinical and non-clinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

ii

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Warrants (each, as defined below);

●	our ability to regain and maintain compliance with Nasdaq listing standards;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this annual report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe herein and in the other reports we file from time to time with the SEC (as defined below).

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors, and other diseases, including central nervous system (CNS) disorders.

Our Therapeutic Pipeline

We are advancing a pipeline of two therapeutic product candidates, with a focus on our lead product candidate, PAS-004, a next-generation macrocyclic (as defined below) Mitogen-Activated Protein Kinase (“MEK”) inhibitor, that we believe may address the limitations and liabilities associated with existing drugs with a similar mechanism of action. PAS-004 is a small molecule allosteric inhibitor of MEK 1 and 2 (“MEK 1/2”) for potential use in the treatment of a range of RASopathies, including neurofibromatosis type 1 (“NF1”), a number of MAPK pathway driven tumors, such as those driven by BRAFv600 mutations and BRAF fusion tumors, amyotrophic lateral sclerosis (“ALS”), among other indications including ETS2 driven diseases, such as inflammatory bowel disease (“IBD”), primary sclerosing cholangitis and ankylosing spondylitis.

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

Existing MEK inhibitors approved by the U.S. Food and Drug Administration (the “FDA”) are marketed for a range of diseases, including (i) certain cancers and (ii) symptomatic, inoperable NF1-associated plexiform neurofibromas (“NF1-PN”). For NF1-PN, Koselugo (selumitinib) and Gomekli (mirdametinib) are FDA approved for adult and pediatric NF1-PN patients. We believe that current FDA-approved MEK inhibitors have certain limitations, including known toxicities and high rates of adverse events (“AEs”) that may lead to dose interruptions and/or discontinuations and poor tolerability. Unlike currently FDA-approved MEK inhibitors, PAS-004 features a macrocyclic structure, a characteristic that we believe improves selectivity, provides higher oral bioavailability, and offers better metabolic stability. Macrocyclic molecules also provide structural rigidity, enabling stronger binding with target receptors. PAS-004’s macrocyclic design was specifically developed to improve metabolic stability and optimize its pharmacokinetic (“PK”) profile. The structure of PAS-004 is distinct from other earlier generation MEK inhibitors as it maintains critical protein/ligand contacts but does not possess a primary alcohol or hydroxamate functionality, a known metabolic liability in earlier generation MEK inhibitors. As described in greater detail below, PAS-004 offers a long half-life, a low peak (“Cmax”) to trough (“Cmin”) drug concentration ratio, and stable steady-state drug levels over time. We believe that sustained suppression of the MAPK pathway may result in improved efficacy, safety, and a broader therapeutic window (the dosage range of a drug that provides safe and effective treatment with minimal adverse effects, spanning from the minimum effective concentration to the minimum toxic concentration) as compared to current FDA-approved MEK inhibitors for NF1-PN, which have shorter half-lives, higher Cmax to Cmin ratios, and require twice-daily dosing. However, the ultimate safety and efficacy profile of PAS-004 will require clinical testing to be completed.

In December 2023, the FDA cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter for our first-in-human Phase 1 multicenter, open-label trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Advanced Cancer Study”). We are currently conducting the FIH Phase 1 Advanced Cancer Study at four clinical sites in the U.S. and three sites in Eastern Europe and expect to complete the FIH Phase 1 Advanced Cancer Study in 2028. The primary objective of the FIH Phase 1 Advanced Cancer Study is to assess the safety and tolerability of PAS-004 when administered as a single dose (day 1) and as multiple doses (28-day treatment cycles). Secondary objectives are (i) to characterize the PK profile of PAS-004 when administered as a single dose and as multiple doses, (ii) to evaluate the pharmacodynamics (“PD”) effect of PAS-004, (iii) to evaluate the preliminary anticancer activity (efficacy) of PAS-004 per Response Evaluation Criteria in Solid Tumors (“RECIST”) 1.1 criteria, and (iv) to define the preliminary recommended Phase 2 dose(s) of PAS-004 in adults with MAPK pathway driven advanced solid tumors.

On September 9, 2024, we announced the successful completion of long-term chronic toxicology studies for PAS-004. On September 26, 2024, we announced safety, tolerability, pharmacokinetic (PK) and preliminary efficacy data from the first two cohorts of patients in our FIH Phase 1 Advanced Cancer Study.

To date, we have completed dose escalation through cohort 8 (45 mg capsule) with a total of 34 patients receiving PAS-004. No patients have discontinued treatment or interrupted dosing due to treatment-related AEs (“TRAEs”). The AE profile of PAS-004 has been characterized by grade 1 and grade 2 TRAEs, with the most frequently reported of these TRAEs being nausea, vomiting, and diarrhea through the 35-day DLT (as defined below) period. The interim data through a cut-off date of December 26, 2025, shows that PAS-004 is observed to be well tolerated and supports PAS-004’s potential favorable safety and tolerability profile.

We have observed no dose limiting toxicities (“DLTs”) in any of the cohorts assessed to date and have not reached the maximum tolerated dose (“MTD”). As such, we plan to file a protocol amendment to continue dose escalation in the FIH Phase 1 Advanced Cancer Study using our tablet formulation of PAS-004 in an effort to continue exploring the safety, PK, and early signals of efficacy at higher dose levels of PAS-004. Simultaneously, a pilot food effect assessment is planned in a subset of patients who agree to participate in this optional component of the study. The objective of the pilot food effect study is to determine if the PK properties of PAS-004 are impacted when PAS-004 is dosed in a fasted or fed state. To date, all patients have fasted when being administered PAS-004.

All TRAEs have been either Grade 1 or Grade 2, with no dose interruptions or modifications, which support PAS-004’s potential favorable safety and tolerability profile. Additionally, PAS-004 has demonstrated favorable PK properties, including a long half-life of approximately 60 hours, a low peak to trough (Cmax to Cmin) ratio (ratio below 2) as compared to other FDA approved MEK inhibitors, and linear pharmacokinetics. Additionally, we have observed preliminary efficacy signals in a subset of advanced cancer patients with BRAF-mutated tumors.

In May 2025, we initiated our Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with symptomatic and inoperable, incompletely resected, or recurrent NF1-PNs (the “Phase1/1b Adult NF1 Trial”). In addition, many of these patients also presented with cutaneous neurofibromas (“CNs”). The Phase1/1b Adult NF1 Trial is currently being conducted at five clinical trial sites in the United States, Australia and South Korea.

The primary objective of the Phase1/1b Adult NF1 Trial is to evaluate the safety and tolerability of PAS-004 when administered for one 28-day treatment cycle in adult NF1 participants with at least one and up to two additional target PNs that are symptomatic and inoperable, incompletely resected, or recurrent. Secondary objectives are (i) to identify the recommended Part B dose (“RPBD”) and/or the MTD of PAS-004, (ii) to characterize the PK and PD profile of PAS-004, (iii) to evaluate the preliminary efficacy of PAS-004 on target PN volume utilizing Response Evaluation in Neurofibromatosis and Schwannomatosis (“REiNS”) criteria, (iv) to evaluate the preliminary efficacy of PAS-004 on the size, appearance, and associated symptoms of CNs, and (v) to evaluate the impact of PAS-004 on quality of life (“QOL”) and any physical symptoms attributed to the target PN. Experimental objectives are (i) to evaluate the impact of PAS-004 on QOL and any physical symptoms attributed to CNs, (ii) to evaluate the impact of PAS-004 on pain and function attributed to PNs, and (iii) to investigate PAS-004 effects on CN tumor cellular and molecular biology.

The Phase1/1b Adult NF1 Trial is being conducted in two parts. In Part A (dose escalation phase), following a screening period of up to 28 days, up to 24 eligible participants will be enrolled sequentially to receive one of four initially planned dose levels of PAS-004 tablets (4 mg, 8 mg, 12 mg, 18 mg) in a modified 3+3 design. Part A will identify the recommended RPBD. During Part B (expansion phase), approximately 24 eligible participants will be enrolled in parallel to receive one of two planned dose levels of PAS-004 tablets. Participants will be dosed at the RPBD level and at a dose level below the RPBD for up to six continuous 28-day treatment cycles. Part B will identify the RP2D.

The initial indications we plan to seek FDA marketing approval for PAS-004 is the treatment of symptomatic, inoperable NF1-PNs in both adult and pediatric patients. As such, we aim to conduct a Phase 1 trial for pediatric NF1-PN patients and ultimately complete registrational clinical trials in both adult and pediatric NF1-PN populations. Pending dialogue with the FDA and other regulatory agencies, we may plan to pursue a second IND focused on the treatment of NF1-CNs.

Additionally, PAS-004 has received orphan-drug designation from the FDA for the treatment of NF1.

Our PAS-001 discovery program is in the early stage of development and aims to develop a brain penetrant small molecule targeting the complement component 4A (“C4A”) for the treatment of schizophrenia. Recent findings implicate C4A in synaptic loss (fewer connections between nerve cells), which has been shown to occur in schizophrenia. In humans, structural variation in the complement 4 gene (C4) is an important genetic risk factor for schizophrenia.

During the year ended December 31, 2025, we determined to cease further development of our PAS-003 program for ALS due to several factors including the significant capital, resources and time required to develop the program, among others.

Our Strategy

Our mission is to develop innovative therapies to address areas of high unmet medical need, initially in RASopathies for NF1. To achieve our mission, we are executing a near-term strategy with the following key elements:

●	Expand and complete our first-in-human clinical trial of PAS-004 in advanced cancer patients. In February 2024 we opened the first clinical site of our FIH Phase 1 Advanced Cancer Study of PAS-004 in patients with MAPK pathway driven advanced solid tumors. The objective of the FIH Phase 1 Advanced Cancer Study is to assess the safety, tolerability, PK, and PD of PAS-004 as well as to evaluate the preliminary anticancer activity (efficacy) of PAS-004 and to define the preliminary recommended Phase 2 dose. We have completed the initial eight cohorts through 45 mg capsule and have not reached the MTD. We plan to submit a protocol amendment to continue dose escalation in the FIH Phase 1 Advanced Cancer Study. As such, we expect to complete the trial in 2028.

●

Complete our advance Phase 1/1b clinical trial of PAS-004 for adult NF1-PN patients. Our primary focus is to advance the clinical development of PAS-004 for NF1-PN, the initial indication for which we plan to seek marketing approval. In May 2025, we initiated the Phase 1/1b Adult NF1 Trial with the first patient dosed in late July 2025. This Phase 1/1b Adult NF1 Trial is being conducted at clinical sites in the United States, Australia, and South Korea. To date, we have completed enrollment and dosing of three patients in each of the initial four cohorts in Part A. All patients currently remain on trial and patients are being offered the opportunity to remain on trial for up to one year. We expect to complete Part A by the end of 2026 and move to Part B in 2027 following dialogue with the FDA.

●	Complete key regulatory-required studies of PAS-004 prior to initiating registrational trials. In 2026 and 2027, we plan to complete non-clinical absorption, distribution, metabolism and excretion (“ADME”) studies, non-clinical developmental and reproductive toxicology studies, and clinical human ADME studies that are key regulatory-required studies prior to initiating a registration trial for PAS-004. Additionally, during 2027 and 2028, we plan to initiate and complete a drug-drug interaction (“DDI”) study to evaluate how PAS-004 interacts with other medications as well as a food effect study to fully determine if PAS-004 can be dosed in a fed state.

●	Expand utility of PAS-004 for other indications. Based on results from preclinical studies and current understanding of certain disorders, we believe that PAS-004 may have potential for the treatment of other diseases, such as NF1-CN, ALS, ETS2 gene driven diseases, (such as IBD, primary sclerosing cholangitis and ankylosing spondylitis), Noonan syndrome, LMNA cardiomyopathy and other MAPK-mutation driven cancers (such as BRAF V600 and BRAF fusion tumors). We plan to continue testing PAS-004 in various preclinical models to further demonstrate the potential utility of PAS-004 in several indications.

●	Expand formulation development for PAS-004. PAS-004 is currently being administered orally in capsule formulation in the ongoing FIH Phase 1 Advanced Cancer Study in adult patients and tablet formulation in the ongoing Phase 1/1b. Adult NF1 Trial. We believe that tablet formulation will be our commercial formulation for PAS-004. We are currently evaluating additional formulations of PAS-004, such as a liquid formulation for the treatment of certain pediatric patients. Additionally, we may explore the development of a topical formulation for indications where topical treatment is preferred.

●	Maximize the potential of PAS-004 utilizing investigator-initiated trials. In November 2025, the ALS Association announced a $1 million award through the ALS Association’s Hoffman Clinical Trial Awards Program to study the efficacy, safety and tolerability of PAS-004 in ALS. This award may be applied to support an investigator-initiated trial, terms of which are being negotiated. We may continue to explore non-dilutive funding and collaborative opportunities to enhance the potential of PAS-004 in additional indications.

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

Background of MEK Inhibitors

MAPK represents one of the most highly targeted signaling pathways in drug development. Several allosteric inhibitors of MEK 1/2 are currently in clinical development with six already approved by the FDA; four for various oncological indications, and two for the treatment of adult and pediatric patients with symptomatic, inoperable NF1-PNs. A limitation of current FDA approved MEK inhibitors for the treatment of NF1-PNs is their high rates of TRAEs, which may contribute to dose modifications and discontinuations. These FDA-approved MEK inhibitors for NF1-PN have short half-lives (approximately 6-7 hours) and require twice per day dosing. Additionally, their PK profiles are characterized by high Cmax to Cmin ratios. This fluctuation in drug concentration potentially leads to periods of sub-therapeutic effect (around Cmin) and periods around the Cmax level characterized by a full pathway suppression potentially resulting in AEs.

Our rationale in developing PAS-004 is to attempt to address these shortcomings to potentially provide patients with improved safety and tolerability with similar or superior outcomes, as well as a more convenient once per day dosing regimen.

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

Neurofibromatosis type 1 (NF1) Overview

The initial indication we plan to seek marketing approval for PAS-004 is the treatment of NF1-PN. NF1 is a RASopathy and part of a group of conditions known as neurocutaneous disorders, conditions that affect the skin and the CNS. NF1 affects approximately one in 3,000 newborns throughout the world, with approximately 114,000 patients living in U.S. with NF1.

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

Additionally, over 95% of NF1 patients develop cutaneous neurofibromas (“CNs”), which are considered one of the hallmarks of the disease.

CNs are a neoplasm of peripheral nerve Schwann cells that present as a soft nodule in the dermis of the skin at virtually any location in the body. Despite their benign nature, people with NF1 consider CNs to be the most burdensome feature of the disease. Physical symptoms include irritation, pain, and itching. Improper drying after wetting may lead to other complications including maceration, skin breakdown, and superficial infections. Individuals may have hundreds to thousands of CNs over the body leading to physical disfigurement. CNs are linked to a lower quality of life due to feelings of embarrassment, interference with daily activities and adverse social implications. People with NF1 may suffer from lower socioeconomic status as a result of their lower self-esteem and risk aversion, and many of those with NF1 suffer from major depressive disorder likely contributed by their CN burden.

Physical removal or destruction has been the mainstay of therapy.

Limitations of Current Standard of Care

Koselugo (selumetinib), a MEK inhibitor, was first approved by the FDA in April 2020 for NF1 pediatric patients two years of age and older who have symptomatic, inoperable PNs based on results from the SPRINT trial, a Phase 2 registrational trial. In November 2025, Koselugo was approved by the FDA for adult NF1 patients with symptomatic, inoperable PNs based on results from the KOMET study, a randomized, placebo-controlled, parallel, double-blind Phase 3 study. In February 2025, Gomekli (mirdametinib) was approved by the FDA for adult and pediatric patients aged two and older with NF1 who have symptomatic PNs not amenable to complete resection based on clinical results from the ReNu Phase 2b clinical trial. In addition to Koselugo and Gomekli, we are aware of other MEK inhibitors in clinical trials for this indication, as well as the off-label use of other drugs, such as bevacizumab, for the treatment of NF1.

We believe that Koselugo, Gomekli and other earlier generation MEK inhibitors approved for indications other than NF1 suffer from limitations, such as known toxicities, high rates of drug discontinuation, limited efficacy and a dosing schedule that requires dosing twice a day. We believe that this creates a significant market opportunity for a next-generation MEK inhibitor that addresses these shortcomings, has a PK and tolerability profile suitable for long-term once-a-day or less dosing and that can arrest or reverse tumor growth.

There are no therapies approved by the FDA for the treatment of NF1-CNs.

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

In vivo Preclinical Studies of PAS-004

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

Additional Indications: ETS2 Driven Diseases

A 2024 Nature publication titled “A disease-associated gene desert directs macrophage inflammation through ETS2” demonstrated that the ETS2 gene is a central regulator for multiple inflammatory functions in human macrophages and that ETS2 has a key pathogenic role in IBD. Further, this publication identified that MEK inhibitors as a class are the strongest known ETS2 inhibitors, providing potent anti-inflammatory activity and that MEK inhibition reduced inflammatory cytokine release to similar levels as infliximab, an anti-TNF antibody that is widely used for the treatment of IBD. Blocking ETS2 signaling through MEK 1/2 inhibition was showed to affect multiple cytokines, including TNF and IL-23, which are targets of existing therapies. Based on this publication, we tested PAS-004 in pre-clinical models of ETS2 signaling at the Francis Crick Institute in London, U.K.

Unpublished results from this in vitro study demonstrated that PAS-004 provides superior inhibition of ETS2-driven inflammatory responses compared to selumetinib in a human macrophage model of chronic inflammation that mimics the inflammatory milieu seen in IBD. RNA sequencing was used to measure gene expression, with PAS-004 consistently outperforming selumetinib across all tested doses (0.01 μM, 0.1 μM, and 1 μM), showing greater downregulation of ETS2 target genes, as well as experimentally validated MEK1/2 pathway genes. These data suggest more robust and durable MEK inhibition by PAS-004 under inflammatory conditions. PAS-004 significantly reduced ETS2-dependent functions such as cytokine production, phagocytosis, and reactive oxygen species (ROS) generation, all known to be central to chronic inflammation. Gene Set Enrichment Analysis revealed that PAS-004’s effects more closely mirrored ETS2 knockout profiles, with a higher normalized enrichment score (-3.96 vs -3.56) and greater statistical significance (1.2 x 10⁻²⁵⁰ vs 3.7 x 10⁻⁷⁴) as compared to selumetinib.

Completion of GMP-Compliant Manufacturing

In June 2023, we announced the successful completion of manufacturing the GMP-compliant Phase 1 clinical supplies of the active pharmaceutical ingredient (“API”) of our lead product candidate PAS-004. Utilizing this drug substance, we have manufactured the drug product in capsule form that we are utilizing in our ongoing FIH Phase 1 Advanced Cancer Study. In 2024, we completed a second batch of API and we have manufactured the drug product in tablet formulation to support our ongoing Phase 1/1b Adult NF1 Trial. In 2025, we improved the synthesis process of PAS-004 and have optimized the manufacturing process of API for commercial scale. In 2026, we plan to complete manufacturing of a third batch of API and drug product in tablet formulation to support our ongoing clinical trials and planned non-clinical studies. Throughout 2025 we continued to improve the synthesis process of PAS-004, and we believe we have further optimized the manufacturing process for commercial scale.

Clinical Development Overview

We are currently conducting two ongoing global clinical trials of PAS-004. Our clinical development plan for PAS-004 is to continue our Phase 1/1b clinical trial in adult patients with NF1-PN followed by pediatric NF1-PN patients and ultimately complete registrational clinical trials in these patient populations, which are the initial indications that we plan to seek marketing approval of PAS-004 for. In addition, we plan to analyze the NF1-CN results in the ongoing Phase 1/1b Adult NF1 Trial and may engage the FDA and necessary regulatory agencies for a separate clinical development path for the treatment of NF1-CN.

FIH Phase 1 Advanced Cancer Study

The FIH Phase 1 Advanced Cancer Study is a multicenter open-label study designed to evaluate the safety, tolerability, PK, PD, and preliminary efficacy of PAS-004 in cancer patients with MAPK pathway driven advanced solid tumors. Patients are being enrolled across four clinical sites in the U.S. and three clinical sites in Eastern Europe (Bulgaria and Romania) into dosing cohorts under a modified 3+3 dose escalation study design. If the first three patients enrolled into a dosing cohort reach the end of the first 28-day treatment cycle on day 35 without experiencing a DLT, following a review of safety, PK, and PD data by the safety committee, enrollment into the next highest dosing cohort begins. If two or more of the first three patients experience a DLT by day 35, dose-escalation will stop and cannot proceed at or above the current dose level. However, if one of the first three patients enrolled into a dosing cohort experiences a DLT by day 35, an additional three patients will be enrolled into the dosing cohort (six patients total). If only one of six patients experiences a DLT by day 35, following review of safety, PK and PD by the safety committee, enrollment into the next highest dose level begin; however, if two or more of the six patients experience a DLT, dose escalation will stop, and the prior dose level will be declared the MTD. Participants have sequentially received one of eight planned dose levels of PAS-004 in capsule formulation (2 mg, 4 mg, 8 mg, 15 mg, 22 mg, 30 mg, 37 mg and 45 mg) taken orally. Additionally, we have completed a dosing cohort using a 4 mg tablet formulation of PAS-004. PAS-004 is administered as a single dose on day 1, followed by a 7-day observation period, before initiating continuous 28-day treatment cycles of PAS-004.

To date, we have completed dose escalation through cohort 8 (45 mg capsule), with a of a total of 34 patients receiving PAS-004. No patients have discontinued treatment or interrupted dosing due to TRAEs). The AE profile of PAS-004 has been characterized by grade 1 and grade 2 TRAEs, with the most frequently reported of these TRAEs being nausea, vomiting, and diarrhea through the 35-day DLT period. The interim data shows that PAS-004 is observed to be well tolerated and support PAS-004’s potential favorable safety and tolerability profile.

We have observed no DLTs in any of the cohorts assessed to date and have not reached the MTD. As such, we have filed a protocol amendment to continue dose escalation in the FIH Phase 1 Advanced Cancer Study using our tablet formulation of PAS-004 in an effort to continue to explore the safety, PK, and early signals of efficacy at higher dose levels of PAS-004. Simultaneously, a pilot food effect assessment is planned in a subset of patients who agree to participate in this optional component of the study. The objective of the pilot food effect study is to determine if the PK properties of PAS-004 are impacted when PAS-004 is dosed in a fasted or fed state. To date, all patients have fasted when being administered PAS-004.

Interim PK results have demonstrated a half-life of approximately 60 hours for PAS-004, dose proportionality and linear PK. At steady-state, little fluctuations in drug concentrations are observed with a ratio of Cmax to Cmin below 2. Additionally, we have observed preliminary efficacy signals in a subset of advanced cancer patients with BRAF-mutated tumors.

We plan to provide additional interim data throughout 2026 and currently expect to complete the FIH Phase 1 Advanced Cancer Study in 2028.

Phase 1/1b Adult NF1 Trial

The Phase 1/1b Adult NF1 Trial is a multicenter, open-label study designed to evaluate the safety, tolerability, PK and PD of PAS-004, in adult participants with NF1 with symptomatic and inoperable, incompletely resected, or recurrent PNs. This trial is being conducted at five clinical sites in the U.S., Australia, and South Korea. We opened our first clinical trial site in Australia in May 2025 and dosed the first patient in July 2025.

The primary objective of the study is to evaluate the safety and tolerability of PAS-004 when administered for one 28-day treatment cycle in adult NF1participants with at least one and up to two additional target PNs that are symptomatic and inoperable, incompletely resected, or recurrent. Secondary objectives are (i) to identify the RPBD or MTD of PAS-004, (ii) to characterize the PK and PD profile of PAS-004, (iii) to evaluate the preliminary efficacy of PAS-004 on target PN volume, (iv) to evaluate the preliminary efficacy of PAS-004 on the size and appearance, and associated symptoms of CNs, and (v) to evaluate the impact of PAS-004 on QOL and any physical symptoms attributed to the target PN. Experimental objectives are (i) to evaluate the impact of PAS-004 on QOL and any physical symptoms attributed to CNs, (ii) to evaluate the impact of PAS-004 on pain and function attributed to PNs, and (iii) to investigate PAS-004 effects on CN tumor cellular and molecular biology.

The primary endpoints are (i) the evaluation of DLTs, (ii) the evaluation of all AEs, (iii) the evaluation of AEs leading to interruption or discontinuation of PAS-004, and (iv) the evaluation of cardiac and visual function, hematology and clinical chemistry laboratory parameters. The secondary endpoints are (i) the evaluation of PK parameters, (ii) the evaluation of PD parameters including percentage of ERK phosphorylation inhibition from baseline in peripheral blood mononuclear cells (“PBMCs”), (iii) the evaluation of clinical benefit rate in terms of complete response, partial response, stable disease, and progressive disease over time on magnetic resonance imaging (“MRI”) with volumetric analysis using REiNS criteria, (iv) the evaluation of the best objective response rate over time on MRI with volumetric analysis using the REiNS criteria, (v) the evaluation of time to maximal response on MRI with volumetric analysis using the REiNS criteria, (vi) the evaluation of CN appearance and size metrics over time using photography and quantitative measurements, (vii) the evaluation of changes from baseline in physical functioning using the Patient-Reported Outcomes Measurement Information System (PROMIS), Physical Function (PF) assessment, and in QOL using the Plexi-QOL survey.

Following a screening period of up to 28 days, up to 24 eligible participants in Part A will be enrolled sequentially to receive one of four planned dose levels of PAS-004 (4 mg, 8 mg, 12 mg, and 18 mg) tablets to be taken orally once daily.

The dose escalation phase (Part A) is following a modified 3+3 study design. At the first planned dose level of 4 mg (day 1), participants will be provided with PAS-004 to be taken once daily during a continuous 28-day treatment cycle. If the first three participants enrolled into each dosing cohort complete the 28-day treatment cycle without experiencing a DLT, following a review of safety and available PK and PD data by the safety review committee, enrollment into the next higher dosing cohort will begin. If two or more of the first three participants experience a DLT, dose-escalation will stop and cannot proceed at or above that current dose level. However, if only one of the first three participants enrolled into a dosing cohort experiences a DLT by day 28, an additional three participants will be enrolled into the same dosing cohort (six participants in total). If no additional participants develop a DLT, enrollment into the next highest dose level may begin after review of safety and available PK and PD data by the safety review committee for all six participants. The dose escalation can be adjusted by the safety review committee based on the safety considerations. However, if two or more of the six participants experience a DLT, dose escalation will stop, and the prior dose level will be declared the MTD. The RPBD will be identified as the dose level where at least three participants in a dosing cohort demonstrate optimal ERK phosphorylation inhibition and 0 of 3 participants or greater than 1 of 6 participants experience a DLT. The RPBD will be a dose level at or below the MTD.

Participants in Part A will be treated at their assigned dose level of PAS-004 for six treatment cycles. Each 28-day treatment cycle consists of once daily continuous dosing. Part A of the study also includes an optional treatment extension period of up to an additional six treatment cycles (up to 12 cycles in total). If the RPBD for Part B has not yet been selected, participants in Part A who have completed six treatment cycles may continue treatment for up to an additional six treatment cycles in Part A. This is to allow qualifying participants to continue in Part A without treatment interruption before enrolling in Part B and for continued safety data collection at the dose levels evaluated in Part A.

Participants in Part A will have their PNs and up to seven CNs measured at baseline. PNs will be measured on MRI at baseline and at the end of cycle 4 and cycle 6 as well as cycle 9 and cycle 12 for participants in the optional treatment extension period. CNs will be measured using digital calipers and two-dimensional photography at baseline and at the end of cycle 1, cycle 4, cycle 6, as well as cycle 9 and cycle 12 for participants in the optional treatment extension period.

To date, we have completed enrollment and dosing of three patients in each of the initial four cohorts in Part A. All patients currently remain on trial with the opportunity to remain on study for up to 12 cycles. We expect to complete Part A by the end of 2026 and move to Part B in 2027 following dialogue with the FDA and other regulatory agencies. We expect to complete Part B of the trial in 2028.

Our clinical development plan for PAS-004 is to continue our Phase 1/1b clinical trial in adult patients with NF1-PN followed by pediatric NF1-PN patients and ultimately complete registrational clinical trials in these two age indications, which are the initial indications that we plan to seek marketing approval of PAS-004 for. In addition, we plan to analyze the NF1-CN results and may engage the FDA for a separate development path for NF1-CN.

Overview of Our Discovery Program: PAS-001

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

We are currently developing a brain-penetrant small molecule able to down regulate C4A, for the systemic treatment of schizophrenia. To our knowledge, no other company is exploring this potentially important target. To date, we have created over 100 analogs of our 20 priority hits as provided via our past screening partnership with Evotec. In addition, we have used assays to assess C4 selectivity. We have prioritized several analogs for PK testing in mice. To date, we have demonstrated C4 selectivity in astrocytes and are expanding into additional cell types in vitro. We are continuing to conduct additional work for target deconvolution to identify a lead candidate. Our goal is to continue screening and proceeding with early development of PAS-001 while seeking partnerships and/or collaborators to support further development of the program including IND-enabling studies.

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

Prof. Lawrence Steinman, one of the Alpha-5 Sellers, is our Executive Chairman and Co-Founder, and as such is considered a related party. The terms of the Alpha-5 Agreement were approved by (i) the disinterested members of the audit committee (“Audit Committee”) of Board and (ii) the disinterested members the Board, under the Company’s related party transaction policy.

In connection with the Alpha-5 Agreement, each of the employees of Alpha-5 entered into employment agreements with the Company. In 2024, we terminated each of the former Alpha-5 employees following the closure of our research laboratory in South San Francisco.

AlloMek Therapeutics, LLC

On October 11, 2022, we entered into a Membership Interest Purchase Agreement, dated October 11, 2022 (the “AlloMek Agreement”), by and among the Company, AlloMek Therapeutics, LLC, a Delaware limited liability company (the “AlloMek”), the persons listed on Schedule 1.1 thereto (each individually a “AlloMek Seller” and collectively, the “AlloMek Sellers”), and Uday Khire, not individually but in his capacity as the representative of Sellers (the “AlloMek Representative”), pursuant to which we purchased all of the issued and outstanding equity of AlloMek. The AlloMek Sellers were the sole title and beneficial owners of 100% of the equity interests of AlloMek. In consideration of the sale of the equity of AlloMek, the AlloMek Sellers received (i) an aggregate of 135,000 shares of our Common Stock, (ii) warrants to purchase an aggregate of 50,000 shares of our Common Stock (the “AlloMek Warrants”) at an exercise price of $37.60 per share, which may be exercised on a cashless basis, for a period of five years commencing on the date of issuance, (iii) a cash payment in the amount of $1.05 million, (iv) the right to certain milestone payments in an amount up to $5.0 million, and (v) the right to contingent earn-out payments ranging from 3% to 5% of net sales of the Drug currently in development (as defined in the AlloMek Agreement) depending on the amount of such net sales in the applicable measurement period.

Pursuant to the AlloMek Agreement, we are required to offer to sell the Drug (as defined in the AlloMek Agreement) and certain intellectual property rights back to the AlloMek Sellers at a price set forth in the AlloMek Agreement within 30 days of the following two conditions being met: (1) there is a Change of Control (as defined in the AlloMek Agreement) and (2) we fail to meet our obligations regarding development and commercialization under the AlloMek Agreement, including by commencing a wind-up, a wind-down, a sale, liquidation or distribution of all or substantially all of our assets, an assignment for the benefit of creditors, or a bankruptcy, or by exiting or announcing an intention to exit the biotechnology business. The AlloMek Sellers have one year from the date of notice of our repurchase offer to accept such offer.

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

PAS-004

Companies with FDA approved MEK inhibitors include: GSK plc, which received FDA approval for Mekinist (trametinib), that was subsequently sold to Novartis AG; Pfizer Inc., which received FDA approval for Mektovi (binimetinib); Genentech, Inc., a member of the Roche Company, which received FDA approval for Cotellic (cobimetinib); Verastem, Inc. which received FDA approval for Avutometinib co-packed as Avmapki Fakzynja; AstraZeneca PLC and Merck & Co., Inc., which received FDA approval for Koselugo (selumetinib); and SpringWorks Therapeutics, Inc. (acquired by Merck KGaA, Darmstadt, Germany), which received FDA approval for Gomekli (mirdametinib).

Koselugo (selumetinib) marketed by AstraZeneca PLC was the first FDA approved therapy for the treatment of pediatric NF1-PN patients in April 2020. In December 2025, Koselugo was approved by the FDA for adult NF1-PN patients. Gomekli (mirdametinib) marketed by Merck KGA via the acquisition of SpringWorks Therapeutics was approved by the FDA in February 2025 for adult and pediatric patients aged two and older with NF1 who have symptomatic PNs not amenable to complete resection. Mekinist, Mektovi, Cotellic, and Avmapki Fakzynja Co-Pack are approved for certain oncology indications.

We are aware that other companies are, or may be, developing products for NF1-PN, including, but not limited to Array BioPharma Inc. (a subsidiary of Pfizer), Chia Tai Tianqing Pharmaceutical Group Co., LTD, Healx Ltd., Infixion Bioscience, Inc., Novartis International AG, and Shanghai Fosun Pharmaceutical (Group) Co., Ltd., and Shanghai Kechow Pharma, Inc. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy. NFlection Therapeutics, Inc. is developing a topical MEK inhibitor for NF1-CN.

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

Grant Agreements

FightMND Grant

In connection with the acquisition of Alpha-5, we legally assumed rights under a three-year grant agreement with FightMND, a not-for-profit Australian charity, which was entered into by Alpha-5 on September 23, 2021. FightMND supports preclinical research, development and assessment of therapeutics for Motor Neuron Disease/Amyotrophic Sclerosis. Under the grant agreement, we are entitled to reimbursements for costs incurred up to $967,010 AUD for research related to a monoclonal antibody targeting a5b1 integrin as a potential treatment for ALS. For the years ended December 31, 2025, and 2024, the Company recorded grant income of $43,000 and $0, respectively, as a contra expense within research and development.

Manufacturing

We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials in accordance with the FDA’s cGMP (as defined below) regulations, and we intend to continue to do so in the future. For PAS-004, we currently work with one contract manufacturing organization (“CMO”) for GMP materials, WuXi STA, a subsidiary of WuXi AppTec (“WuXi”), for the manufacture of PAS-004 drug substance and drug product for our clinical trials. We do not own or operate and currently have no plans to establish any manufacturing facilities.

The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Replacement of any of our CMOs would require us to qualify new manufacturers and negotiate and execute contractual agreements with them. If any of our supply or service agreements with our existing CMOs are terminated, we may experience delays and additional expenses in the completion of the development of and obtaining regulatory approval for our product candidates. To mitigate the risks above we utilize outside chemistry, manufacturing and controls (“CMC”) consultants with pharmaceutical development and manufacturing experience to assist with the management of the relationships with our CMO.

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

Employees & Human Capital

As of December 31, 2025, we had five full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and clinical operations personnel. We compete for qualified personnel with other medical pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

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

Our website is www.pasithea.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal studies or other human studies with the investigational new drug, as appropriate, as well as manufacturing information, analytical data and any other available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s institutional review board (“IRB”) before the trial may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug or biologic is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase I. Phase I includes the initial introduction of an investigational new drug into humans. Phase I clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, pharmacokinetics, absorption, distribution and metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials. The total number of participants included in Phase I clinical trials varies but is generally in the range of 20 to 80.

●	Phase II. Phase II generally includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase II clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants.

●	Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product, and to provide an adequate basis for product approval. Phase III clinical trials usually involve several hundred to several thousand participants.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product and to demonstrate that the company is able to manufacture the product according to specified quality and manufacturing standards and requirements and to the satisfaction of the FDA.

After an NDA or BLA submission is received by FDA, the FDA has 60 days to decide whether to accept it for filing so it can be reviewed. Once the NDA or BLA submission has been accepted for filing, within 60 days following submission, the FDA’s goal is to review applications for new molecular entities within ten months of the filing date or, if the application relates to a serious or life-threatening indication and demonstrates the potential to provide a significant improvement in safety or effectiveness over currently marketed therapies, six months from the filing date. The review process can be significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A complete response letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA may grant accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, and requiring the company to conduct confirmatory trials. If the confirmatory trials fail to verify clinical benefit, then FDA may withdraw the approval. The FDA could also approve the NDA or BLA with a risk evaluation and mitigation strategy (REMS) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

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

We expect to rely on third parties for the production of clinical and commercial quantities of our future product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and precautions, contraindications and other use restrictions, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies that are usually required to be underway prior to approval or within a specified timeframe after the date of approval to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug, or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular active moiety to treat a rare disease for which the FDA has granted orphan designation is entitled to a seven-year exclusivity period in the United States for the specific product and the specific indication for which orphan designation was granted. During the seven-year exclusivity period, the FDA may not approve any other sponsor’s application to market the same drug for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues or consent by the exclusivity holder. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication, or the same drug for a different indication. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the user fee required to submit an NDA, as long as the NDA does not seek approval of an indication that has not received orphan drug designation.

The Rare Pediatric Disease Designation and Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher Program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. A rare pediatric disease is a serious or life-threatening disease or condition that affects less than 200,000 persons in the United States; affects more than 200,000 persons in the United States with no reasonable expectation of recovering the cost of developing and making the drug available in the United States; or is an orphan subset of a disease or condition that otherwise affects 200,000 or more persons in the United States. A voucher may be awarded only upon approval of a rare pediatric disease product application. A rare pediatric disease product application is a marketing application that meets the following criteria: the application is for a product that treats or prevents a rare pediatric disease; the application must be deemed eligible for priority review; the application must not seek approval for an adult indication; the product must not contain an active moiety or ingredient (as applicable) that has been previously approved by the FDA; the application must be submitted under section 505(b)(1) of the FDCA; and the application must rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population such that the approved product can be adequately labeled for the pediatric population. At a sponsor’s request, the FDA may designate a product as a product for a rare pediatric disease and the application for the new product as a rare pediatric disease product application.

A sponsor must notify the FDA, upon submission of the rare pediatric disease application, of its intent to request a voucher. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the United States within 365 days of the product’s approval. The voucher, which is transferable to another sponsor, may be submitted with a subsequent application and entitles the holder to priority review of that application. The sponsor using a rare pediatric disease priority review voucher must notify FDA of its intent to submit the voucher with the NDA at least 90 days prior to submission of the application and must pay a priority review user fee determined by the FDA in addition to any other required user fee. Under the FDA’s current performance goals, the FDA’s goal is to take action on a priority review application within six months.

The rare pediatric disease priority review voucher program began to sunset on December 20, 2024, and, under current law, the FDA may not award rare pediatric disease priority review vouchers after September 30, 2026. Renewal of the PRV Voucher Program is subject to approval by Congress and it is currently uncertain whether the program will be renewed and whether any such renewal will be retroactively effective.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated drugs and biologics are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials no later than one year after the primary completion date of the trial. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Extensions may be available for good cause. Extensions may be available for good cause. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

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

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of unexpired exclusivity if certain conditions are met. For NDAs, pediatric exclusivity will attach to unexpired nonpatent and patent exclusivity listed in the Approved Drug Products With Therapeutic Equivalence Evaluations for any drug containing same active moiety as the drug studied. Conditions for earning pediatric exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, the applicant agreeing to perform and completing those studies, and the applicant reporting on the requested studies within the statutory timeframe for pediatric exclusivity to be granted. Applications and supplements proposing a labeling change as a result of a pediatric study conducted under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to national health authorities and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

For other countries outside of the EU, such as countries in Eastern Europe that are not part of the EU, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Australia Regulation

In Australia, the relevant regulatory body responsible for the pharmaceutical industry is the Therapeutics Goods Administration, or TGA. The TGA has a Clinical Trial Notification (CTN) scheme and a Clinical Trial Approval (CTA) scheme to allow for clinical trials to proceed in Australia with an investigational product. Most clinical trials require Clinical Trial Notification via an electronic submission prior to commencing the clinical trial.

In addition to the above-mentioned competent authority there are local competent authorities, human research ethic committee (HREC), ethics committees (ECs), IRBs and other regulatory authorities at federal, state or local levels who may need to be consulted based on the applicable laws and regulations.

After we have completed our clinical trials, we must obtain marketing authorization before we can market our product in Australia. The approval process ensures that the product is safe, performs as intended and meets the appropriate standards for use in Australia. Just like with the FDA and EMA, quality, preclinical and clinical data is submitted to gain marketing authorization. Once the TGA reviews the application it aims to make a decision within 255 working days. The registration process is designed to take, on average, 330 calendar days (11 months), including the time for applicant activities. Once approval is granted, the product will be added to the Australian Register of Therapeutic goods, or the ARTG, the electronic register of therapeutic goods that are available for use in Australia.

A five-year data exclusivity period commences on the day marketing approval is granted in Australia for any new active component. During this time period a third party may seek regulatory approval for a biosimilar product, however the third party must submit their own data package and may not rely on any submissions to the TGA that is under the data exclusivity period.

Other Health Care Laws

We may also be subject to healthcare regulation and enforcement by the U.S. federal government and the states and foreign governments where we may market our product candidates, if approved. The U.S. laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine and privacy and security laws and regulations with corresponding laws in non-U.S. countries.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the U.S. Civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the United States, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. If a law is enacted, many if not all of the provisions of the ACA may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future products are paid for and reimbursed by the government and private payers our business could be adversely impacted. During his first term in office, President Trump supported the repeal of all or portions of the ACA. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and in which he directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of, the provisions of the ACA to the maximum extent permitted by law. As a result of recent electoral developments, it is likely that continued legislative efforts will be pursued to repeal the ACA. We are not able to state with certainty what the impact of potential legislation will have on our business.

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

ITEM 1A. RISK FACTORS

Our future operating results could differ materially from the results described in this annual report due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business, financial condition, results of operations and future growth prospects. If any of these risks actually materialize, the market price of our securities would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Summary Risk Factors

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

●	We are a clinical-stage biotechnology company with a limited operating history.

●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

●	We will need to raise additional capital to complete the development and commercialization efforts for PAS-004 and our other product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

●	A pandemic, epidemic, or outbreak of an infectious disease, could cause a disruption to the development of our product candidates.

●	We are dependent primarily on the successful development and commercialization of our lead product candidate, PAS-004, which is not yet approved. Our business could be materially adversely affected if one or more of our key product candidates do not perform as well as expected and do not receive regulatory approval. We cannot give any assurance that we will receive regulatory approval for such a product candidate or any other product candidates which is necessary before any of our product candidates can be commercialized.

●	Even if we obtain regulatory approval for PAS-004, or any of our other product candidates, such approval may be limited, and we will be subject to stringent, ongoing government regulation The commercial success of our product candidates, if approved, depends partially upon attaining market acceptance by physicians, patients, third-party payors, and the medical community.

●	Our business is subject to extensive regulatory requirements, and our product candidates that obtain approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

●	We rely on third parties to conduct our clinical trials and our regulatory submissions for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials and/or regulatory submissions.

●	We may rely on third parties to perform many essential services for any products that we commercialize, including distribution, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize PAS-004 or our other product candidates will be significantly impacted and we may be subject to regulatory sanctions.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

●	Our research and development is focused on discovering and developing product candidates which may not make it to the market.

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

●	If our intellectual property related to our products or product candidates is not adequate, we may not be able to compete effectively in our market.

●	An active trading market for our Common Stock or warrants to purchase shares of our Common Stock that were issued in our Initial Public Offering and are listed on Nasdaq (the “Warrants”) may not be sustained.

●	Impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that have been and may continue to be made by the federal administration, may adversely affect our operations.

●	Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our Common Stock and/or Warrants being delisted from The Nasdaq Capital Market.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of clinical development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

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

We are a clinical-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred net losses of approximately $20.4 million and $13.9 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $70.0 million. We have not commercialized any product candidates and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, general and administrative expenses, as well as to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance our product candidates through preclinical and non-clinical development, complete clinical trials, seek regulatory approval and commercialization, if any our product candidates are approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described below under “–Risks Related to Development, Clinical Testing, Manufacturing, Regulatory Approval and Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our Common Stock and Warrants will be materially and adversely affected.

As of December 31, 2025, our cash and cash equivalents were approximately $55.2 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

At December 31, 2025, we had cash and cash equivalents of approximately $55.2 million. We have incurred continuing losses including a net loss of $20.4 million for the year ended December 31, 2025. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for our product candidates or any other future product candidates;

●	clinical development plans we establish for our product candidates and any other future product candidates;

●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

●	number and characteristics of product candidates that we discover or in-license and develop;

●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

●	effects of competing technological and market developments;

●	costs and timing of the implementation of commercial-scale manufacturing activities;

●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and

●	cost associated with being a public company.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law to address the COVID-19 crisis. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including the modification of: (i) net operating loss rules (as discussed below), (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.

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

The Tax Cuts and Jobs Act (“TCJA”) (P.L. 115-97) modified the section 174 rules and beginning in 2022, taxpayers may no longer currently deduct research and development expenditures but instead must amortize specified research and development expenditures ratably over five years (or 15 years for foreign expenditures).

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law and, among other things, imposed a 1% U.S. federal excise tax on certain stock repurchases by publicly traded companies. The 1% excise tax generally applies to any acquisition by the publicly traded company (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

The One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025, and includes the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework, changes to the business interest deduction limitation, the restoration of expensing for domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures over 15 years), and changes to the bonus depreciation deduction rules. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We continue to examine the impact this tax reform legislation may have, including the OBBBA, on our business.

Regulatory guidance under the TCJA, the CARES Act, the IRA, the OBBBA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.

While some of these U.S. federal income tax changes may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, the IRA, the OBBBA, and additional tax legislation. We continue to work with our tax advisors and auditors to determine the full impact of the TCJA, the CARES Act, the IRA and the OBBBA on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA, the CARES Act, the IRA and the OBBBA and the potential tax consequences of investing in our Common Stock and Warrants.

Our ability to use our net operating losses and other tax attributes may be limited.

As of December 31, 2025, we had approximately $11.0 million of federal and $34.6 million of state net operating loss carryforwards (“NOLs”), available to offset future taxable income. Under current law, our federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of its taxable income annually for tax years beginning after December 31, 2020. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in other ownership changes. If it is determined that we have in the past experienced other ownership changes, or if we undergo one or more ownership changes as a result of future transactions in our stock, which may be outside our control, then our ability to utilize NOLs and other pre-change tax attributes could be further limited by Sections 382 and 383 of the Code, and certain of our NOLs and other pre-change tax attributes may expire unused. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs or other tax attributes to offset such taxable income or otherwise reduce any liability for income taxes may be subject to limitations, which could adversely affect our future cash flows. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes.

Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.

The global credit and financial markets are currently experiencing, and have from time-to-time experienced, extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, our product candidates may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

●	obtaining regulatory approval to commence a trial;

●	reaching an agreement on acceptable terms with prospective CROs (as defined below), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining IRB approval at each site, or Independent Ethics Committee (“IEC”) approval at sites outside the United States;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;

●	having patients complete a trial or return for post-treatment follow-up;

●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	addressing patient safety concerns that arise during the course of a trial;

●	adding a sufficient number of clinical trial sites; or

●	manufacturing sufficient quantities of product candidate for use in clinical trials.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”) for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described below in “–Risks Related to Our Dependence on Third Parties.”

Furthermore, we conduct clinical trials in various countries outside the United States, including Bulgaria, Romania, Australia and South Korea. The FDA may not accept data from these trials if they do not comply with U.S. regulatory requirements, including GCP standards. Differences in regulatory standards, clinical practices, and patient populations between the U.S. and foreign countries may result in the FDA requiring additional data or information, which could delay our approval process. Moreover, the FDA may conduct inspections of foreign clinical trial sites, and any findings of non-compliance could compromise the acceptance of our data to support our commercialization efforts. See the risk factor below, entitled “–We may conduct certain of our clinical trials for our product candidates outside of the U.S. which, among other risks, exposes us to the possibility that the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.”

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

We have determined and may in the future determine to abandon the development of one or more of our product candidates, or we may change the prioritization of the development of certain product candidates, or we may select or acquire and prioritize the development of new product candidates. Our choice and prioritization of product candidates for development have been and will in the future be influenced by a variety of factors, including but not limited to:

●	the amount of capital that we will have for our development programs and our projected costs for those programs;

●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

●	product candidates may not be effective in treating their targeted indications;

●	product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and/or achieve market acceptance;

●	our analysis of market demand and market prices for the products we plan to develop could lead us to conclude that market conditions are not favorable for receiving an adequate return on our investment in product development and commercialization;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

●	the regulatory pathway for a potential product candidate is too complex and difficult to navigate successfully or economically.

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

Moreover, the development of our product candidates may be delayed by other events beyond our control. For example, actions by the federal administration to limit federal agency budgets or personnel, may result in reductions to the FDA’s (or other agencies with which we interact) budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. See the below risk factor entitled, “–Reductions in staffing and funding at the FDA and other federal agencies could cause delays in the development and approval of our products.”

Changes in funding for the FDA, the SEC, other government agencies or comparable foreign regulatory authorities and other disruptions caused by leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent these agencies or authorities from performing normal business functions on which the operations of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes and the ability to hire and retain key leadership and other personnel, the sufficiency of user fees, the availability of personnel and other resources, and statutory, regulatory, and policy changes that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new products to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times – including the most recent shutdown, which began October 1, 2025, and ended November 12, 2025 – and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval, if any. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

Approval may be delayed or denied because we cannot satisfy the FDA’s Chemistry, Manufacturing and Control Requirements.

Formulation and manufacturing of biologic products such as ours is complex and expensive. Our BLAs must include information about the chemistry and physical characteristics of our products, and we must demonstrate that we have a reliable process for manufacturing the products in commercial quantities in accordance with the FDA’s cGMP requirements. The manufacturing process must consistently produce quality batches of the biologic, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life. If we are unable to successfully complete any of these complex steps, approval of our biologic may be delayed or denied.

We may encounter substantial delays in our planned clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Our planned clinical trials are expected to be expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We are currently conducting the FIH Phase 1 Advanced Cancer Study at four clinical sites in the U.S. and three sites in Eastern Europe and expect to complete the FIH Phase 1 Advanced Cancer Study in 2028. We are currently conducting the Phase 1/1b Adult NF1 Trial at five clinical sites in the U.S., Australia and South Korea and expect to complete the Phase 1/1b Adult NF1 Trial in 2028. We cannot be sure that submission of an IND or, in the case of the EMA, a CTA, will result in the FDA or EMA allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if additional trials begin, issues may arise that could suspend or terminate such clinical trials, which may also be true for our current clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our current or future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in obtaining required IRB approval at each clinical trial site (or IEC approval at sites outside the United States);

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including, but not limited to, after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments in trials conducted by competitors that raise FDA or EMA concerns about risk to patients broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	delays or difficulties resulting from public health crises;

●	delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;

●	failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, requirements, or applicable EMA or other regulatory guidelines in other countries;

●	occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the cost of clinical trials of our product candidates being greater than we anticipate;

●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or to abandon product development programs; and

●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully initiate or complete current or future clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA or any other regulatory authority, or if the IRBs or IECs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

We conduct certain of our clinical trials for our product candidates outside of the U.S. which, among other risks, exposes us to the possibility that the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are currently conducting clinical trials in Bulgaria, Romania, Australia and South Korea and we may continue to conduct future clinical trials outside of the United States. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice. Therefore, later stage clinical trials designed to determine that our product candidates are safe and effective for the purposes of FDA approval will be conducted in part in the U.S. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity, potency, and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Moreover, because standards for preclinical assessment are evolving and may change rapidly, even if we reach an agreement with the FDA on a pre-IND proposal, the FDA may not accept the IND submission as presented, in which case patient enrollment would be placed on partial or complete hold and treatment of enrolled patients could be discontinued while the product candidate is re-evaluated. Even if clinical trials do begin for our preclinical programs, our clinical trials or development efforts may not be successful.

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

Pursuant to the AlloMek Agreement, the AlloMek Sellers have a right to repurchase certain assets and specified intellectual property from us in the event of a change of control and if we fail to meet certain obligations regarding development and commercialization.

Pursuant to the AlloMek Agreement, the AlloMek Sellers have a right to repurchase certain specified assets and intellectual property that we purchased from the AlloMek Sellers pursuant to the AlloMek Agreement. This right is triggered if (1) we undergo a change of control, and (2) if we fail to meet our obligations regarding the development and commercialization of PAS-004 (formerly CIP-137401) (the “Drug”), including actions such as winding up, liquidating, or exiting the biotechnology business. If these conditions are met, we must offer to sell the Drug and all related intellectual property back to the AlloMek Sellers at a specified price. The exercise of this repurchase right could result in the loss of key assets upon which a substantial portion of our business and strategy is based.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of public health crises, the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, increased U.S. trade tariffs and trade disputes with other countries and any resulting trade wars, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi, and will likely continue to rely on foreign CROs and CMOs in the future. There has been increased governmental focus in the United States on the role of Chinese companies in the life sciences industry. For example, the BIOSECURE Act was recently enacted, which prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It would also prohibit loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. The BIOSECURE Act restricts the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies. The BIOSECURE Act does not specifically name WuXi Biologics and WuXi AppTec as “biotechnology companies of concern.” However, the BIOSECURE Act provides a mechanism for Chinese companies to be designated as a “biotechnology company of concern” in the future, and it is possible that WuXi Biologics and/or WuXi AppTec could receive that designation in the future, which means we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products in the future if we continue to use WuXi Biologics, WuXi AppTec or other suppliers or partners identified as “biotechnology companies of concern.” In addition to the BIOSECURE Act, any additional executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Our reliance on Chinese-based contract research organizations, such as WuXi, may also cause us to face additional risks due to geopolitical tensions between the U.S. and China and related legal and regulatory restrictions and requirements, including measures directly affecting WuXi.

In addition, these entities or materials sourced from these entities may be subject to other U.S. legislation, sanctions, investigations, regulations, trade restrictions, tariffs, regulatory actions, or ex-U.S. legislation, regulatory actions or requirements that could increase the cost or reduce the supply of material available to us, delay or prevent the procurement or supply of such material, delay or impact the availability of our product candidates, delay or impact clinical trials, availability of commercial supply or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Any of the foregoing outcomes could adversely affect our financial condition and business prospects.

Furthermore, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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

Moreover, we also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. We are required to post information related to the intervention (e.g., drug product), patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, which is then made public as part of the registration. Sponsors are also required to submit the results of their clinical trials no later than one year after the primary completion date of the trial. Disclosure of the results of these trials can be delayed in certain circumstances upon timely submission of a certification, but results must be submitted not later than two years after the certification’s submission. Extensions may be available for good cause. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The U.S. government has recently made statements and taken certain actions that has led and may continue to lead to changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the first Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the first Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. Further, with rising international trade tensions and sanctions following the change of administrations, our business may be adversely affected following new or increased tariffs implemented during the second Trump administration. Throughout 2025, the United States announced tariffs on all foreign goods and individualized higher reciprocal tariffs on goods imported from certain countries. Tariffs could result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, if any, affect our and our collaboration partners’ ability to commercialize such drug products, if any, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of new or increased tariffs or sanctions, including any retaliatory measures, by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

Further, our primary manufacturer and supplier, WuXi, is located in China and the subject of increased U.S. government scrutiny. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. If any such laws or regulations are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

The prices of our Common Stock and Warrants may be volatile, and you could lose all or part of your investment.

The market prices of our Common Stock and Warrants are highly volatile and for the year ended December 31, 2025, the market price of our Common Stock ranged from $0.29 to $3.12 per share and the market price of our Warrants ranged from less than $0.01 to $0.06 per Warrant. The recent fluctuations in our trading price and future trading in our Common Stock and Warrants may be subject to wide fluctuations in response to a variety of factors, including the following:

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

These and other market and industry factors may cause the market prices and demand for our Common Stock and Warrants to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of Common Stock or Warrants and may otherwise negatively affect the liquidity of our Common Stock and Warrants. In addition, the stock market in general, and Nasdaq Capital Markets and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a security has been volatile, holders of that security have instituted securities class action litigation against the company that issued the security. If any of our stockholders brought a lawsuit against us, we could incur substantial costs by defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

We could be negatively affected as a result of the actions of activists or hostile stockholders.

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

Our operating results are subject to quarterly fluctuations. Our net loss and other operating results are affected by numerous factors, including:

●	variations in the level of expense related to the ongoing development of our current or future product candidates or current or future development programs;

●	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;

●	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our current or future product candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such approved products;

●	regulatory developments affecting our current or future product candidates, or those of our competitors; and

●	changes in general market and economic conditions.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading prices of our Common Stock and Warrants.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

During the year ended December 31, 2023, we identified a material weakness in our financial reporting related to certain tax disclosures in Note 10 of our financial statements for such year. As of the date hereof, after designing and conducting procedures designed to remediate the material weakness, and testing such procedures, we have concluded that these controls are operating effectively, and the prior material weakness has been remediated.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements; and

●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

By disclosing information in this Annual Report on Form 10-K and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market prices of our Common Stock and Warrants may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our second amended and restated certificate of incorporation, as amended (“Certificate of Incorporation”), and our second amended and restated bylaws (“Bylaws”) contain provisions that could depress the market price of our securities by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:

●	prohibit cumulative voting;

●	authorize our Board to amend the Bylaws;

●	provide that our Board be divided into three classes of directors serving staggered three-year terms and removal of directors can only be for cause;

●	provide that our stockholders may only adopt, amend, alter or repeal the Bylaws by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66.67%) in voting power of the outstanding shares of Common Stock;

●	eliminate the ability of our stockholders to act by written consent without a meeting, requiring all stockholder action to be taken at an annual or special meeting of stockholders;

●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

●	state that a stockholders meeting, special or annual, may be adjourned by the Board, the chairman of the meeting or, if directed to be voted on by the chairman of the meeting, by the Company’s stockholders present or represented at the meeting, although less than a quorum.

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

As of March 24, 2026, our officers, directors and principal stockholders, beneficially own, in the aggregate, approximately 1.9% of our outstanding Common Stock. Accordingly, these stockholders, if acting together, may have the ability to impact the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons may have the ability to influence the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our securities by:

●	delaying, deferring, or preventing a change in control;

●	entrenching our management and/or the Board;

●	impeding a merger, consolidation, takeover, or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

In light of the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar, the British pound, the Euro, and the Australian Dollar, may adversely affect us. Although we are based in the United States, we currently have research and development operations through our Australian subsidiary, Pasithea MacroMEK Pty Ltd. As a result, our business may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period and the price of our Common Stock and Warrants. Currently, we do not have any exchange rate hedging arrangements in place.

Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our Common Stock and/or Warrants being delisted from The Nasdaq Capital Market.

On February 20, 2026, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our Common Stock for 30 consecutive business days prior to the delivery of the Notice, we are not in compliance with $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). The Notice does not result in the immediate delisting of our Common Stock from The Nasdaq Capital Market. We were provided a compliance period of 180 calendar days from the date of the Notice, or until August 19, 2026, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

We will continue to monitor the closing bid price of our Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split of our Common Stock, to regain compliance with the Bid Price Requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our Common Stock and/or Warrants. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Common Stock and/or Warrants will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our Common Stock and/or Warrants, adversely affect the market liquidity of our Common Stock and/or Warrants as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market prices of our Common Stock and/or our Warrants may decline further, and stockholders may lose some or all of their investment.

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

In the ordinary course of our business, we may use, store and process sensitive data.  To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of data segregation, physical, procedural, and technical safeguards along with documented policies and procedures.  By fully outsourcing our IT environment and placing it within expert third party software-as-a-service, human resource, and clinical providers, our primary means of avoiding cyber risk is minimizing sensitive data within our enterprise.

The cyber risk management program falls under the responsibility of our Chief Financial Officer (“CFO”) who manages the overall security through constant communication and supervision of our third-party vendors.   Under the guidance of our CFO who reports to the Audit Committee, we seek to minimize our data footprint to keep our cyber risk low. We use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “KTTA.”

Holders of Record

As of March 24, 2026, we had 37 holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6. [Reserved]

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025, as compared to the fiscal year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations (as described in the section entitled “Cautionary Note Regarding Forward-Looking Statements”), and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Limited (U.K.), legally dissolved as of January 2, 2024, was a private limited company, registered in the United Kingdom (U.K.). Pasithea Clinics Inc., legally dissolved as of September 3, 2025, was incorporated in Delaware. Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, a private limited company, registered in Portugal, and Alpha-5 Integrin, LLC and AlloMek Therapeutics, LLC, are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Limited (U.K.), Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

Overview

We are a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors, and other diseases, including central nervous system (CNS) disorders.

Our primary operations (the “Therapeutics” segment) are focused on developing our lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that we believe may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug application (the “IND”) for PAS-004 and we received a study may proceed letter from the FDA for our Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Advanced Cancer Study”). We are currently conducting the FIH Phase 1 Advanced Cancer Study at four clinical sites in the United States and three additional sites in Eastern Europe. We have completed the initial eight cohorts through 45 mg capsule and have not reached the maximum tolerated dose. We plan to file a protocol amendment to continue dose escalation in the FIH Phase 1 Advanced Cancer Study using our tablet formulation of PAS-004 in an effort to continue to explore the safety, PK, and early signals of efficacy at higher dose levels of PAS-004. Simultaneously, a pilot food effect assessment is planned in a subset of patients who agree to participate in this optional component of the study. As such, we expect to complete the trial in 2028.

In May 2025, we initiated our Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with neurofibromatosis type 1 (“NF1”) with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”). We are currently conducting the trial at a total of five sites in the United States, Australia, and South Korea.

The initial indication we plan to seek FDA marketing approval for PAS-004 is the treatment of symptomatic PNs in both adult and pediatric patients with NF1. As such, we aim to conduct a Phase 1 trial for pediatric NF1-PN patients and ultimately complete registrational clinical trials in both adult and pediatric NF1-PN populations.

Additionally, we have one program, PAS-001, in the discovery stage, which we believe addresses limitations in the treatment paradigm for schizophrenia. During the year ended December 31, 2025, we determined to cease further development of our PAS-003 program for ALS due to several factors including the significant capital, resources and time required to develop the program.

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

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. Although we anticipate a decline in the rate of inflation in 2026, we expect inflation to continue to have a negative impact throughout 2026, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Reverse Stock Split

On December 28, 2023, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation reflecting a one-for-twenty (1:20) Reverse Stock Split of our issued and outstanding shares of Common Stock which became effective at 12:01 a.m. Eastern Time on January 2, 2024. As a result of the Reverse Stock Split, every 20 shares of Common Stock issued and outstanding were converted into one share of Common Stock, with a corresponding reduction in the number of authorized shares of Common Stock from 495,000,000 shares to 100,000,000 shares (which was subsequently increased to 500,000,000 authorized shares of Common Stock on January 28, 2026 after we filed another Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase such number of authorized shares of Common Stock). The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share instead received a cash payment (without interest) equal to such fraction multiplied by the average of the closing sales prices of Common Stock on The Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split (with such average closing sales prices adjusted to give effect to the Reverse Stock Split). All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, convertible debt and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

The accompanying consolidated financial statements reflect the Reverse Stock Split. All share and per share information presented herein that relate to our Common Stock prior to the effective date of the Reverse Stock Split have been retroactively restated to reflect the Reverse Stock Split.

Results of Operations

Years Ended December 31, 2025, and 2024

Our financial results for the years ended December 31, 2025, and 2024 are summarized as follows:

	For the Twelve Months Ended December 31,
	2025	2024
General and administrative	$12,876,175	$7,051,468
Research and development	7,981,120	7,198,494
Loss from operations	(20,857,295)	(14,249,962)
Other income, net	429,612	345,378
Net loss	$(20,427,683)	$(13,904,584)

General and Administrative

General and administrative expenses increased by approximately $5,825,000, or 82.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by (i) an increase in impairment expense of intangible assets and goodwill totaling approximately $4,163,000, (ii) an increase of approximately $1,652,000 in personnel costs, (iii) an increase in office expenses of approximately $313,000, (iv) an increase in accounting and business development expenses of approximately $144,000, (v) an increase in public company and corporate communication costs of approximately $136,000, (vi) an increase in consulting costs of approximately $77,000, offset by (vii) a decrease in stock-based compensation expense of approximately $328,000, (viii) a decrease in legal expenses of approximately $264,000, (ix) a decrease in insurance costs of approximately $62,000 and (x) a decrease in board fees of approximately $6,000.

We expect general and administrative expenses to decrease in fiscal year 2026 as compared to fiscal year 2025 primarily due to a decrease in impairment expenses offset by a ramp up in operational activity, public company and corporate communications expenses, and non-cash stock-based compensation.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 and PAS-001 for the year ended December 31, 2025, and PAS-004, PAS-003, and PAS-001 for the year ended December 31, 2024.

Research and development expenses increased by approximately $783,000, or 10.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to (i) an increase in clinical trial and regulatory expenses of approximately $2,397,000, (ii) an increase in CMC expenses of approximately $564,000, offset by (iii) a decrease in preclinical research expense of approximately $1,811,000, (iv) a decrease in stock-based compensation expense of approximately $148,000, (v) a decrease in consulting expense of approximately $140,000 and (vi) a decrease in other expenses of approximately $79,000.

We expect research and development expenses to increase in fiscal year 2026 as compared to fiscal year 2025 primarily due to (i) an increase in clinical trial and regulatory expenses related to our ongoing clinical trials for PAS-004, (ii) an increase in CMC costs related to PAS-004 drug product and drug supply for our clinical trials, as well as the development of a liquid formation of PAS-004, (iii) the initiation of non-clinical absorption, distribution, metabolism and excretion (“ADME”) studies, non-clinical developmental and reproductive toxicology studies, and clinical human ADME studies, (iv) an increase in preclinical research for PAS-004 and PAS-001, and (v) an increase in personnel costs related to anticipated new workforce hires to support our research and development activities.

Other Income, Net

For the year ended December 31, 2025, other income, net increased by approximately $84,000, or 24.4%, as compared to the year ended December 31, 2024. The increase was primarily driven by (i) an approximate $193,000 increase in the fair value of our Initial Public Offering (“IPO”) warrant liabilities during the year ended December 31, 2025, (ii) a decrease in interest and dividends, net of approximately $96,000, (iii) an increase in foreign currency gain of approximately $30,000, (iv) an decrease in loss on change in fair value of derivative warrant liability of approximately $417,000, (v) an increase in other income of approximately $381,000, which included recognition of a research and development tax credit of approximately $337,000, and (vi) a decrease in realized foreign currency translation loss from dissolution of subsidiaries of approximately $7,000 during the year ended December 31, 2025.

Working Capital

	As of December 31,
	2025	2024
Current assets	$56,459,084	$7,368,315
Current liabilities	4,973,961	1,119,871
Working capital	$51,485,123	$6,248,444

Working capital increased by $45.2 million from December 31, 2024, to December 31, 2025, due primarily to net cash provided by financing activities of $63.5 million which was partially offset by cash used to fund operations.

Liquidity and Capital Resources

	For the Twelve Months Ended December 31,
	2025	2024
Net loss	$(20,427,683)	$(13,904,584)

Net cash used in operating activities	$(15,211,490)	$(13,923,438)
Net cash provided by investing activities	11,000	-
Net cash provided by financing activities	63,518,800	4,517,634
Effect of foreign currency translation on cash	18,766	(2,519)
Increase (decrease) in cash, cash equivalents and restricted cash	$48,337,076	$(9,408,323)

Cash, cash equivalents and restricted cash increased by approximately $48.3 million for the year ended December 31, 2025. The increase was primarily attributable to net cash provided by financing activities of $63.5 million which was partially offset by cash used to fund operations.

Liquidity & Capital Resources Outlook

As of December 31, 2025, we had approximately $55.2 million in operating bank accounts and money market funds, with working capital of approximately $51.5 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations. During the year ended December 31, 2025, we completed two separate significant capital raises, the May 2025 and December 2025 offerings, which resulted in net proceeds of approximately $59.6 million in the aggregate. Additionally, during the year ended December 31, 2025, we received (i) net proceeds of approximately $2.1 million from the sale of shares of Common Stock under an “at-the-market” (“ATM”) offering program, and (ii) net proceeds of approximately $2.2 million from the exercise of warrants. Such ATM offering program is no longer active and we will not make any additional sales of shares of Common Stock under such ATM offering program.

During the year ended December 31, 2024, we completed a private placement (the “September 2024 Private Placement”) of (i) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to 1,219,513 shares of our Common Stock, at an exercise price of $0.001 per share, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 1,219,513 shares of Common Stock, at an exercise price of $3.85 per share, and (iii) Series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “September 2024 Warrants”) to purchase up to 1,219,513 shares of Common Stock with an exercise price of $3.85 per share. The combined purchase price per September Pre-Funded Warrant and accompanying September 2024 Warrants was $4.099. The net proceeds to us from the September 2024 Private Placement were approximately $4.5 million, after deducting placement agent fees and estimated offering expenses.

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

We believe that our current available cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months and beyond. However, we will need significant additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

Contractual Obligations

See Note 12 – Commitments and Contingencies in the Notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

We believe that the following critical accounting estimates are particularly subject to management’s judgment and could materially affect our financial condition and results of operations:

●	Assumptions used in the Black-Scholes pricing model for valuation of stock option awards, such as expected volatility, risk-free interest rate, expected term and expected dividends.

●	Valuation of the liability for Representative Warrants, for which there is no active market, based on the relative fair value to the quoted market price of the Public Warrants, accounting for a small difference in the exercise price.

●	Assumptions used in the Black-Scholes pricing model for valuation of the derivative warrant liability, such as expected volatility, risk-free interest rate, expected term and expected dividends.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2025, based on those criteria.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the fiscal quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of March 24, 2026, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Dr. Tiago Reis Marques	49	Chief Executive Officer and Director
Daniel Schneiderman	48	Chief Financial Officer
Non-Employee Directors
Prof. Lawrence Steinman	78	Executive Chairman and Co-Founder
Simon Dumesnil (1)(2)(3)	49	Director
Dr. Emer Leahy (1)(2)(3)	60	Director
Alfred Novak (1)(2)(3)	78	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Daniel Schneiderman (Chief Financial Officer) is an experienced finance executive with over 24 years of experience in the areas of capital markets and finance operations. Mr. Schneiderman has served as our Chief Financial Officer since October 11, 2022, and as a consultant to the Company from July 1, 2022, through October 10, 2022. Prior to joining the Company, from January 2020 through February 2022 Mr. Schneiderman served as Chief Financial Officer of First Wave BioPharma, Inc. (Nasdaq: FWBI), a clinical stage biopharmaceutical company specializing in the development of targeted, non-systemic therapies for gastrointestinal (GI) diseases. Prior to joining First Wave, from November 2018 through December 2019, Mr. Schneiderman served as Chief Financial Officer of Biophytis SA, (ENXTPA: ALBPS; Nasdaq: BPTS) and its U.S. subsidiary, Biophytis, Inc., a European-based, clinical-stage biotechnology company focused on the development of drug candidates for age-related diseases, with a primary focus on neuromuscular diseases. From February 2012 through August 2018, Mr. Schneiderman served as Vice President of Finance, Controller and Secretary of MetaStat, Inc. (OTCQB: MTST), a publicly traded biotechnology company with a focus on Rx/Dx precision medicine solutions to treat patients with aggressive (metastatic) cancer. From 2008 through February 2012, Mr. Schneiderman was Vice President of Investment Banking at Burnham Hill Partners LLC, a boutique investment bank providing capital raising, advisory and merchant banking services primarily in the healthcare and biotechnology industries. From 2004 through 2008, Mr. Schneiderman served in various roles and increasing responsibilities, including as Vice President of Investment Banking at Burnham Hill Partners, a division of Pali Capital, Inc. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co., Inc. in 2004 as an investment banking analyst. Mr. Schneiderman holds a bachelor’s degree in economics from Tulane University.

Non-Employee Directors

Prof. Lawrence Steinman has served on our Board since August 2020. Prior to joining Pasithea, he served on the Board of Centocor from 1989 to 1998, the Board of Neurocrine Biosciences from 1997 to 2005, the Board of Atreca from 2010 to 2019, the Board of BioAtla from 2016 to the present, and the Board of Tolerion from 2013 to 2021. He is currently the George A. Zimmermann Endowed Chair in the Neurology Department at Stanford University and previously served as the Chair of the Interdepartmental Program in Immunology at Stanford University Medical School from 2003 to 2011. He is an elected member of the National Academy of Medicine and the National Academy of Sciences. He also founded the Steinman Laboratory at Stanford University, which is dedicated to understanding the pathogenesis of autoimmune diseases, particularly multiple sclerosis and neuromyelitis optica. He received the Frederic Sasse Award from the Free University of Berlin in 1994, the Sen. Jacob Javits Award from the U.S. Congress in 1988 and 2002, the John Dystel Prize in 2004 from the National MS Society in the U.S., the Charcot Prize for Lifetime Achievement in Multiple Sclerosis Research in 2011 from the International Federation of MS Societies and the Anthony Cerami Award in Translational Medicine by the Feinstein Institute of Molecular Medicine in 2015. He also received an honorary Ph.D. at the Hasselt University in 2008 and from the University of Buenos Aires in 2022. He received his BA (physics) from Dartmouth College in 1968 and his MD from Harvard University in 1973. He also completed a fellowship in chemical immunology at the Weizmann Institute (1974 - 1977) and was an intern and resident at Stanford University Medical School (1973-1974; 1977-1980). We believe that Prof. Steinman is qualified to serve on our Board due to his extensive background in medicine and his experience as a board member in the life sciences industry.

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

Dr. Emer Leahy has served on our Board since June 2021. Dr. Leahy received her Ph.D. in neuropharmacology from University College Dublin, Ireland in 1990, and her MBA from Columbia University in 2000. She has been with PsychoGenics Inc., a preclinical CNS service company, since 1999 and is currently serving as its chief executive officer and is responsible for compensation recommendations companywide. Prior to her appointment as the chief executive officer, where she is responsible for compensation recommendations companywide. Prior to her appointment as chief executive officer, she was the vice president of business development. Dr. Leahy is also the chief executive officer of PGI Drug Discovery LLC, a company engaged in psychiatric drug discovery with five partnered clinical programs including one in Phase III. Additionally, Dr. Leahy served as a member of both the compensation committee and the audit committee of Bright Minds Biosciences Inc. (NASDAQ: DRUG), a biotech company, until April 2022. Since 2016, Dr. Leahy has served as a member of the board of directors of Intensity Therapeutics, Inc. With more than 30 years of experience in drug discovery, clinical development and business development for pharmaceutical and biotechnology companies, Dr. Leahy possesses extensive knowledge of technology assessment, licensing, mergers and acquisitions, and strategic planning. She is also an Adjunct Associate Professor of Neuroscience at Mount Sinai School of Medicine. Dr. Leahy has also served on the Emerging Companies Section Governing Board for the Board of the Biotechnology Industry Organization, the Business Review Board for the Alzheimer’s Drug Discovery Foundation, and the Scientific Advisory Board of the International Rett Syndrome Foundation. She also currently serves on the Board of PsychoGenics Inc, the Board of Intensity Therapeutics, and is the Chair of the Board of Trustees of BioNJ. We believe that Dr. Leahy is qualified to serve on our Board due to her extensive pharmaceutical, biotechnology and business background, which provides valuable insights and expertise to the Company.

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

James Lee Ph.D.

Dr. Lee is a Clinician Scientist Group Leader at the Francis Crick Institute (London, UK) and an Honorary Consultant Gastroenterologist at the Royal Free Hospital. Dr. Lee is a clinician-scientist with a longstanding focus on better understanding the biology of immune-mediated disease, and the translation of that knowledge for patient benefit. He has clinical expertise in inflammatory bowel disease (IBD) and is also an active member of the UK and International IBD Genetics Consortia. Dr. Lee completed medical training at the University of Oxford (2004) and undertook his Ph.D. at the University of Cambridge as part of the inaugural Wellcome Trust Clinical PhD Programme (2008-2011). Following his Ph.D. in Ken Smith’s lab, Dr. Lee completed clinical training in gastroenterology as a clinical lecturer (University of Cambridge), before being awarded a Wellcome Trust Intermediate Clinical Fellowship in 2015. Dr. Lee spent 2 years of this award at Harvard University before returning to the University of Cambridge in 2018 to establish a research group at the newly-opened Cambridge Institute for Therapeutic Immunology and Infectious Disease. He joined the Francis Crick Institute as a Clinician Scientist Group Leader in 2021. Dr Lee has published over 50 research papers, including first / senior author papers in Cell, Nature Genetics, Journal of Clinical Investigation, Gut and EMBO Molecular Medicine, and co-authored papers in journals including Nature, Cell, Nature Immunology and Journal of Experimental Medicine. In 2014, Dr. Lee was named as the inaugural “Young Gastroenterologist of the Year - Clinical and Translational Science” by the British Society of Gastroenterology and has since been awarded the Julia Bodmer Award (European Federation of Immunogenetics, 2017), the Sir Francis Avery-Jones Medal (British Society of Gastroenterology, 2018), and the United European Gastroenterology Society Rising Star Award (2018). He is an editorial board member at Gut and Research Awards Panel member for Crohn’s and Colitis UK.

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

Board Composition

Our Board currently consists of five members. Under our Second Amended and Restated Bylaws (the “Bylaws”), the number of directors who shall constitute the Board shall equal not less than one or more than ten, as the Board may determine by resolution from time to time.

Board Elections

In accordance with the terms of our Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), and Bylaws, our Board is divided into three classes; Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

●	The Class I director is Dr. Emer Leahy; her term will expire at the 2027 Annual Meeting of Stockholders;

●	The Class II directors are Alfred Novak and Simon Dumesnil; their terms will expire at the 2028 Annual Meeting of Stockholders; and

●	The Class III directors are Dr. Tiago Reis Marques and Prof. Lawrence Steinman; their terms will expire at the 2026 Annual Meeting of Stockholders.

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

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee (“Audit Committee”) has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee (“Compensation Committee”) assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed through committee reports about such risks.

Board Committees

We currently have three committees of the Board and have adopted charters for such committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each committee’s charter is available under the Governance section of our website at www.pasithea.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

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

Corporate Code of Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Copies of our corporate code of conduct and ethics are available, without charge, upon request in writing to Pasithea Therapeutics Corp., 1111 Lincoln Road, Suite 500, Miami Beach, FL 33139, Attn: Secretary and are posted on the investor relations section of our website, which is located at www.pasithea.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K. We also intend to disclose any amendments to the Corporate Code of Conduct and Ethics, or any waivers of its requirements, on our website.

Insider Trading Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers at the end of our most recently completed fiscal year (collectively, our “Named Executive Officers”). This section describes the executive compensation program in place for our Named Executive Officers during the years ended December 31, 2025 and December 31, 2024, who are the individuals who served as our principal executive officer and two most highly compensated executive officers.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below and the non-employee members of our Board.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Tiago Reis Marques (2)	2025	533,610	493,150	-	277,258	23,500	1,327,518
Chief Executive Officer	2024	450,000	-	22,241	167,818	-	640,059
Daniel Schneiderman (3)	2025	386,984	306,400	-	178,303	23,500	895,187
Chief Financial Officer	2024	330,000	-	-	100,223	-	430,223
Graeme Currie (4)	2025	-	-	-	-	-	-
Chief Development Officer	2024	386,535	-	-	48,276	-	434,811

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance.

(2)	Dr. Marques has served as a Director and Chief Executive Officer since August 2020. Total compensation for 2025 for Dr. Marques includes i) $277,258 for the issuance of stock options to purchase 493,341 shares of Common Stock in October 2025, and ii) $23,500 relating to the Company 401(k) matching contributions. Total compensation for 2024 for Dr. Marques includes i) $22,241 for stock awards representing the grant date fair value of the issuance of 4,168 shares of common stock pursuant to the vesting of RSUs originally issued in December 2021 and ii) $167,818 for the issuance of stock options to purchase 26,669 shares of Common Stock in March 2024.

(3)	Mr. Schneiderman was hired as Chief Financial Officer of the Company on October 11, 2022. Total compensation for 2025 for Mr. Schneiderman includes i) $178,303 for the issuance of stock options to purchase 317,266 shares of Common Stock in October 2025, and ii) $23,500 relating to the Company 401(k) matching contributions. Total compensation for 2024 for Mr. Schneiderman includes $100,223 for the issuance of stock options to purchase 15,927 shares of Common Stock in March 2024.

(4)	Dr. Currie resigned as Chief Development Officer effective as of November 15, 2024.

Employment Agreements with our Named Executive Officers

Employment Agreement with Dr. Tiago Reis Marques

On January 1, 2022, we entered into an employment agreement with Dr. Marques. Under the terms of Dr. Marques’ employment agreement, he holds the position of Chief Executive Officer and receives a base salary of $621,000 annually (effective January 1, 2026). In addition, Dr. Marques is eligible to receive an annual bonus, with a target amount equal to fifty-five percent (55%) of Dr. Marques’ annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Dr. Marques’ individual performance. Pursuant to the terms of his employment agreement, Dr. Marques is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

Pursuant to Dr. Marques’ employment agreement, Dr. Marques was paid $100,000 as a sign on bonus. We also issued to Dr. Marques stock options to purchase 10,000 shares of Common Stock under our 2021 Incentive Plan, with one-third of the total shares vesting on the 12-month anniversary of the grant date, and the remainder vesting in equal quarterly installments thereafter. Further, we issued to Dr. Marques Restricted Stock Units exercisable for 10,000 shares of Common Stock, with one-third of the total shares underlying the RSUs vesting upon the 12-month anniversary of the grant date, with the remainder vesting in equal quarterly installments thereafter.

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

Employment Agreement with Daniel Schneiderman

On October 11, 2022, we entered into an employment agreement with Mr. Schneiderman. Under the terms of Mr. Schneiderman’ employment agreement, he holds the position of Chief Financial Officer and receives a base salary of $456,000 annually (effective January 1, 2026). In addition, Mr. Schneiderman is eligible to receive an annual bonus, with a target amount equal to forty percent (40%) of Mr. Schneiderman’s annual base salary. The actual amount of each bonus will be determined by the sole discretion of our Compensation Committee and will be based upon both the Company’s performance and Mr. Schneiderman’s individual performance. Pursuant to the terms of his employment agreement, Mr. Schneiderman is also eligible to participate in all incentive and deferred compensation programs available to other executives or officers of the Company, and will be eligible to participate in any employee benefit plans and equity plans that we may adopt, which plans may be amended by the Company from time to time in its sole discretion.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our Named Executive Officers, the number of shares of our Common Stock underlying outstanding stock options held as of December 31, 2025:

		Option Awards					Stock Awards
Name		Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value of Units of Stock That Have Not Vested
Tiago Reis Marques,	(1)	12/20/2021	10,000	-	$28.80	12/20/2031	-	$-
Chief Executive Officer	(2)	03/01/2024	20,419	6,250	$8.13	03/01/2034	-	$-
	(3)	10/24/2025	-	493,341	$0.72	10/24/2035	-	$-
Daniel Schneiderman,	(4)	10/11/2021	15,000	-	$25.20	10/11/2031	-	$-
Chief Financial Officer	(5)	03/01/2024	11,760	4,167	$8.13	03/01/2034	-	$-
	(6)	10/24/2025	-	317,266	$0.72	10/24/2035	-	$-
Graeme Currie,		-	-	-	$-	-	-	$-
Chief Development Officer		-	-	-	$-	-	-	$-

(1)	Under the terms of Dr. Marques’ Executive Employment Agreement, on December 20, 2021, he received (i) a grant of 10,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date and (ii) a grant of 10,000 restricted stock units (“RSUs”). Dr. Marques’ stock options and RSUs each vested over three years, with one-third vesting 12 months after the grant date, and the remainder vesting in equal tranches quarterly for two years thereafter.

(2)	Under the terms of the Company’s 2023 Incentive Plan (as defined below), Dr. Marques received a grant of 26,669 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 11,669 shares vested immediately, 5,000 shares vested on February 28, 2025, and then 10,000 shares vest in equal quarterly tranches for each of the two years thereafter.

(3)	Under the terms of the Company’s 2023 Incentive Plan, Dr. Marques received a grant of 493,341 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. One-third of the shares will vest on the one-year anniversary of the grant date, and the remaining shares will vest in equal quarterly installments thereafter for the next two years.

(4)	Under the terms of Mr. Schneiderman’s Executive Employment Agreement, on October 11, 2022, he received a grant of 15,000 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. Mr. Schneiderman’s stock options vested over three years, with one-third vesting one year after the grant date, one-third vesting two years after the grant date and the one-third vesting three years after the grant date.

(5)	Under the terms of the Company’s 2023 Incentive Plan, Mr. Schneiderman received a grant of 15,927 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. 5,927 shares vested immediately, 3,334 shares vested on February 28, 2025, and then 6,666 shares vest in equal quarterly tranches for each of the two years thereafter.

(6)	Under the terms of the Company’s 2023 Incentive Plan, Mr. Schneiderman received a grant of 317,266 stock options at an exercise price equal to the closing price of the Company’s Common Stock on the grant date. One-third of the shares will vest on the one-year anniversary of the grant date, and the remaining shares will vest in equal quarterly installments thereafter for the next two years.

There were no option exercises by our Named Executive Officers during our fiscal years ended December 31, 2025, or 2024.

Incentive Award Plans

2023 Incentive Plan

On October 6, 2023, our Board adopted the Company’s 2023 Stock Incentive Plan (as amended, the “2023 Incentive Plan”), and our stockholders approved the 2023 Stock Incentive Plan at our 2023 Annual Meeting of Stockholders. As of stockholder approval of the 2023 Incentive Plan, no new grants of awards were made under the Pasithea Therapeutics Corp. 2021 Stock Incentive Plan (the “2021 Incentive Plan”) and all new grants of awards have been and will continue to be made under the 2023 Incentive Plan. All unused shares of Common Stock reserved under our 2021 Incentive Plan and shares from outstanding awards that are canceled or forfeited under the 2021 Incentive Plan will be rolled over for issuance under the 2023 Incentive Plan.

On September 3, 2025, at our 2025 Annual Meeting of Stockholders, our stockholders approved an amendment (the “First Plan Amendment”) to our 2023 Stock Incentive Plan increasing the number of shares of Common Stock authorized for issuance under the 2023 Stock Incentive Plan by 1,750,000 shares to 2,014,221 shares. The First Plan Amendment became effective following its approval by our stockholders. Further, on January 28, 2026, at a Special Meeting of Stockholders, our stockholders approved an additional amendment (the “Second Plan Amendment”) to our 2023 Stock Incentive Plan, as amended by the First Plan Amendment, increasing the number of shares of Common Stock authorized for issuance under the 2023 Stock Incentive Plan, as amended by the First Plan Amendment, by 11,985,779 shares to 14,000,000 shares. The Second Plan Amendment became effective following its approval by our stockholders. No other modifications were made to the 2023 Incentive Plan.

The following description of the material terms of the 2023 Incentive Plan is intended to be a summary only. This summary is qualified in its entirety by the full text of the 2023 Incentive Plan, a copy of which, along with the amendments thereto, are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Administration. The 2023 Incentive Plan is administered by the Compensation Committee. However, the entire Board may act in lieu of the Compensation Committee on any manner. The Compensation Committee has authority, in its discretion, to approve the persons to whom awards may be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of an award and to determine the specific terms and conditions of each award, subject to the provisions of the 2023 Incentive Plan. The Compensation Committee may also approve rules and regulations for the administration of the 2023 Incentive Plan and amendments or modifications of outstanding awards (except that options and Stock Appreciation Rights (“SARs”) cannot be repriced without shareholder approval). The Compensation Committee may delegate authority to the Chief Executive Officer and/or other officers to grant awards to employees (other than themselves), subject to applicable law and the 2023 Incentive Plan. No awards may be made under the 2023 Incentive Plan on or after the tenth anniversary of the date of original Board approval of the 2023 Incentive Plan (the “Expiration Date”), but the 2023 Incentive Plan will continue thereafter while previously granted awards remain outstanding.

Eligibility. Persons eligible to receive awards under the 2023 Incentive Plan are all employees, officers, directors, consultants, other advisors and other individual service providers of our Company and our subsidiaries, who, in the opinion of the Compensation Committee, are in a position to contribute to the success and growth of the Company, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of our Company or any subsidiary. Notwithstanding the foregoing, only Company employees are eligible to receive grants of “incentive stock options” (“ISOs”) that meet the requirements of Section 422 of the Code. As of December 31, 2025, the Company and its subsidiaries had a total of five employees (including two officers) and four non-employee directors. In accordance with our Bylaws, directors who are serving the Company as employees and who receive compensation for their services as such, shall not be eligible to receive any other compensation under the 2023 Incentive Plan for their services as directors of the Company. None of our subsidiaries have employees and none of the officers and directors of our subsidiaries are eligible for awards under the 2023 Incentive Plan other than those who are eligible as officers or directors of the Company. As of December 31, 2025, no person is eligible to participate as a result of a determination by the Compensation Committee that that person is a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. As awards under the 2023 Incentive Plan are within the discretion of the Compensation Committee, the Company cannot determine how many individuals in each of the categories described above will receive awards.

Shares Subject to the 2023 Incentive Plan. The Board has reserved for issuance under the 2023 Incentive Plan (i) 125,000 shares of Common Stock (after adjustment for the reverse stock split we effected on January 2, 2024), (ii) such number of unused shares of Common Stock reserved under the 2021 Incentive Plan as of the date stockholders initially approved the 2023 Incentive Plan, (iii) a total of 73,082 shares of Common Stock that were added pursuant to the 2023 Incentive Plan’s “evergreen” provision described below, (iv) a total of 1,750,000 shares of Common Stock that were added pursuant to the First Plan Amendment and (v) a total of 11,985,779 shares of Common Stock that were added pursuant to the Second Plan Amendment (subsections (i), (ii), (iii), (iv) and (v) together, the “Share Reserve”). All such shares of Common Stock reserved for issuance under the 2023 Incentive Plan may, but need not, be issued in respect of ISOs. In addition, shares of our Common Stock that relate to any outstanding grants or awards under the 2021 Incentive Plan as of the date stockholders initially approved the 2023 Incentive Plan that are forfeited, cancelled or otherwise lapse in accordance with applicable plan terms or are surrendered in payment of the exercise price and/or withholding taxes shall be rolled into the 2023 Incentive Plan and added to the Share Reserve (but not issued in respect of ISOs).

Under the 2023 Incentive Plan’s “evergreen” provision, the number of shares of Common Stock available for issuance under the 2023 Incentive Plan will automatically increase on January 1st of each year until the Expiration Date, in an amount equal to three percent (3%) of the total number of shares of our Common Stock outstanding on the December 31st of the preceding calendar year, unless the Board takes action prior thereto to provide that there will not be an increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be of a lesser number of shares of Common Stock than would otherwise occur. None of the additional shares of Common Stock available for issuance pursuant to the 2023 Incentive Plan’s “evergreen” provision for years beginning in 2027 and after, if any, shall be issued in respect of ISOs.

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

Terms and Conditions of Stock Options. Options granted under the 2023 Incentive Plan may be either ISOs or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2023 Incentive Plan. The exercise price of stock options may not be less than the fair market value per share of our Common Stock on the date of grant (or 110% of fair market value in the case of ISOs granted to a ten-percent stockholder).

If on the date of grant the Common Stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value will generally be the closing sale price on the date of grant (or the last trading day before the date of grant if no trades occurred on the date of grant). If no such prices are available, the fair market value will be determined in good faith by the Compensation Committee based on the reasonable application of a reasonable valuation method. On December 31, 2025, the closing sale price of a share of our Common Stock on The Nasdaq Capital Market was $1.29.

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

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. For further information, see “–Limitations on Liability and Indemnification Matters” below.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions as set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved will be the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties.

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

Director Compensation

The below table sets forth for each non-employee director that served as a director during the year ended December 31, 2025, certain information concerning his or her compensation for the year ended December 31, 2025. Directors who are also our employees, namely Dr. Marques, are not compensated for serving on the Board. Dr. Marques’ compensation is set forth in the Summary Compensation Table above and he will not receive any additional compensation for his service as a director.

Year Ended December 31, 2025

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)
Professor Lawrence Steinman	(3)	208,751	-	136,517	-	-	-	345,268
Simon Dumesnil	(4)	65,000	-	24,117	-	-	-	89,117
Dr. Emer Leahy	(5)	60,000	-	24,117	-	-	-	84,117
Alfred Novak	(6)	80,000	-	24,117	-	-	-	104,117

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 5 (Stockholders’ Equity) to our financial statements, which are included in this Annual Report on Form 10-K. The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2025, held by each of Prof. Lawrence Steinman, Simon Dumesnil, Dr. Emer Leahy and Alfred Novak was 255,413, 55,413, 55,413 and 52,913, respectively.

(2)	All directors receive reimbursement for reasonable out of pocket expenses in attending Board meetings and for participating in our business.

(3)	Under the terms of the Company’s 2023 Incentive Plan, Prof Steinman received a grant of 242,913 stock options at an exercise price of $0.715 per share, equal to the closing price of the Company’s Common Stock on the grant date.

(4)	Under the terms of the Company’s 2023 Incentive Plan, Mr. Dumesnil received a grant of 42,913 stock options at an exercise price of $0.715 per share, equal to the closing price of the Company’s Common Stock on the grant date.

(5)	Under the terms of the Company’s 2023 Incentive Plan, Dr. Leahy received a grant of 42,913 stock options at an exercise price of $0.715 per share, equal to the closing price of the Company’s Common Stock on the grant date.

(6)	Under the terms of the Company’s 2023 Incentive Plan, Mr. Novak received a grant of 42,913 stock options at an exercise price of $0.715 per share, equal to the closing price of the Company’s Common Stock on the grant date. $20,000 of cash fees paid in 2025 were from accrued and unpaid fees earned in 2024.

Compensation Policy for Non-Employee Directors.

The material terms of the non-employee director compensation program, as it is currently contemplated, are summarized below.

The non-employee director compensation program provides for annual retainer fees and/or long-term equity awards for our non-employee directors. Each non-employee director is eligible to receive an annual retainer of $50,000 plus an additional (i) $10,000 for serving as Chair of the Compensation Committee or the Nominating and Corporate Governance Committee or (ii) $15,000 (effective as of January 1, 2025) for serving as Chair of the Audit Committee. A non-employee director serving as Chairman of the Board is eligible to receive an additional annual retainer of $35,000 (effective as of October 1, 2025). Additionally, upon joining the Board, non-employee directors are eligible to receive stock options to purchase 5,000 shares of Common Stock, with 50% of the shares subject to the options vesting after the first year of service and 50% vesting after the second year.

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

Consulting Agreement with Prof. Lawrence Steinman

A consulting agreement between us and Prof. Lawrence Steinman (as amended effective as of October 1, 2025, the “Steinman Consulting Agreement”) memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to our Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things.  Pursuant to the Steinman Consulting Agreement, Prof. Steinman receives $1.00 per quarter for his services (effective as of October 1, 2025).

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. Consistent with our annual compensation cycle, the Compensation Committee has for several years granted annual equity awards to our executive officers and directors at the start of the new fiscal year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in fiscal year 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 24, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock;

●	each of our Named Executive Officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

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

Percentage ownership of our Common Stock is based on 24,939,948 shares of Common Stock outstanding as of March 24, 2026. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 24, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

To calculate a stockholder’s percentage of beneficial ownership of Common Stock, we must include in the numerator and denominator those shares of Common Stock, as well as those shares of Common Stock underlying options, warrants and convertible securities, that such stockholder is considered to beneficially own. Shares of Common Stock underlying options, warrants and convertible securities, held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Pasithea Therapeutics Corp., 1111 Lincoln Road, Suite 500, Miami Beach, FL 33139. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Beneficial Ownership Common Stock
Name of Beneficial Owner	Shares (1)	% (2)
5% or Greater Stockholders
Vivo Opportunity Fund Holdings, L.P. (3)	17,560,467	9.9%
Janus Henderson Group plc (4)	10,229,652	9.9%
Coastlands Capital LP (5)	2,394,765	9.9%
Adage Capital Management, L.P. (6)	2,329,749	9.9%
Squadron Capital Management, LLC (7)	2,329,749	9.9%
Ameriprise Financial, Inc. (8)	1,930,128	8.4%
Named Executive Officers and Directors:
Dr. Tiago Reis Marques (9)	105,003	*
Daniel Schneiderman (10)	54,260	*
Prof. Lawrence Steinman (11)	219,691	*
Dr. Emer Leahy (12)	43,333	*
Simon Dumesnil (13)	45,833	*
Alfred Novak (14)	11,834	*
Dr. Graeme Currie (15)	-	*
All Current Directors and Executive Officers as a group (6 persons) (16)	479,954	1.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days.

(2)	Percentages are rounded to the nearest tenth of a percent. Percentages are based on 24,939,948 shares of Common Stock outstanding as of March 24, 2026. Warrants, stock options or other derivative securities that are presently exercisable or exercisable within 60 days of March 24, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Percentage ownership information is based on information disclosed in a statement on Schedule 13G filed with the SEC on December 5, 2025, on behalf of Vivo Opportunity Fund Holdings, L.P., Vivo Opportunity, LLC, Vivo Opportunity Cayman Fund, L.P. and Vivo Opportunity Cayman, LLC. The business address for Vivo Opportunity Fund Holdings, L.P., Vivo Opportunity, LLC, Vivo Opportunity Cayman Fund, L.P. and Vivo Opportunity Cayman, LLC is 192 Lytton Avenue, Palo Alto, California 94301.

(4)	Percentage ownership information is based on information disclosed in a statement on Schedule 13G filed with the SEC on December 8, 2025, on behalf of Janus Henderson Group plc. The business address for Janus Henderson Group plc is 201 Bishopsgate, EC2M 3AE, United Kingdom.

(5)	Percentage ownership information is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 27, 2026, on behalf of Coastlands Capital LP, Coastlands Capital Partners LP, Coastlands Capital GP LLC, Coastlands Capital LLC and Matthew D. Perry. The business address for Coastlands Capital LP, Coastlands Capital Partners LP, Coastlands Capital GP LLC, Coastlands Capital LLC and Matthew D. Perry is 601 California Street, Suite 1210, San Francisco, CA 94108.

(6)	Percentage ownership information is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 12, 2026, on behalf of Adage Capital Management, L.P., Robert Atchinson and Phillip Gross. The business address for Adage Capital Management, L.P., Robert Atchinson and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(7)	Percentage ownership information is based on information disclosed in a statement on Schedule 13G/A filed with the SEC on February 17, 2026, on behalf of Squadron Master Fund LP, Squadron Capital Management, LLC, Matthew Sesterhenn and William Blank. The business address for Squadron Master Fund LP, Squadron Capital Management, LLC, Matthew Sesterhenn and William Blank is c/o Squadron Capital Management, LLC, 999 Oakmont Plaza Drive, Suite 600, Westmont, Illinois 60559.

(8)	Percentage ownership information is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 17, 2026, on behalf of Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC. The business address for Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474 and the business address for Columbia Management Investment Advisers, LLC is 290 Congress Street, Boston, MA 02210.

(9)	Includes (i) 73,334 shares of Common Stock and (ii) 31,669 shares of Common Stock issuable upon exercise of vested stock options. Excludes 498,341 unvested options.

(10)	Includes (i) 26,667 shares of Common Stock and (ii) 27,593 shares of Common Stock issuable upon exercise of vested stock options. Excludes 320,600 unvested stock options.

(11)	Includes (i) 199,691 shares of Common Stock, (ii) 10,000 shares of Common Stock issuable upon exercise of warrants and (iii) 10,000 shares of Common Stock issuable upon exercise of vested stock options. Excludes 245,413 unvested stock options.

(12)	Includes (i) 33,333 shares of Common Stock and (ii) 10,000 shares of Common Stock issuable upon exercise of vested stock options. Excludes 45,413 unvested stock options.

(13)	Includes (i) 35,833 shares of Common Stock and (ii) 10,000 shares of Common Stock issuable upon exercise of vested stock options. Excludes 45,413 unvested stock options.

(14)	Includes (i) 3,500 shares of Common Stock and (ii) 8,334 shares of Common Stock issuable upon exercise of vested stock options. Excludes 44,579 unvested stock options.

(15)	Dr. Currie resigned from his position as Chief Development Officer effective as of November 15, 2024. As of the date of his resignation, he held no shares of Common Stock and all vested stock options held by Dr. Currie have been cancelled as of March 24, 2026.

(16)	Excludes Dr. Graeme Currie.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2025, including our 2021 Incentive Plan and our 2023 Incentive Plan. Upon the adoption by our stockholders of the original 2023 Incentive Plan on December 19, 2023, all unused shares of Common Stock reserved under our 2021 Incentive Plan, and shares from outstanding awards that are canceled or forfeited under the 2021 Incentive Plan, are available for issuance under the 2023 Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,685,843	$9.60	389,628
Equity compensation plans not approved by security holders	-	$-	-
Total	1,685,843	$9.60	389,628

(1)	Consists of stock options exercisable for 61,250 shares of Common Stock outstanding under the 2021 Incentive Plan and 1,624,593 shares of Common Stock outstanding under the 2023 Incentive Plan as of December 31, 2025. Excludes 389,628 shares available under the 2023 Incentive Plan as of December 31, 2025. Also excludes 11,985,779 additional shares that became available under the 2023 Incentive Plan after the Company’s stockholders approved the Second Plan Amendment in January 2026. For a description of the 2021 Incentive Plan and 2023 Incentive Plan, see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025.

(2)	The number of shares of Common Stock available for grant and issuance under the 2023 Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning on January 1, 2024, by an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of January 1, 2024, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

The following includes a summary of transactions since January 1, 2024 to which we have been a party in which the amount involved will be the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Related Party Transactions

Consulting Agreement with Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to the Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things. Pursuant to the Steinman Consulting Agreement, as of September 30, 2025, Prof. Steinman received $25,000 per quarter for his services, which was subsequently reduced to $1.00 per quarter, effective as of October 1, 2025 (see Note 11 to our consolidated financial statements).

Director Independence

Nasdaq rules require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship with such company which in the opinion of such company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Simon Dumesnil, Dr. Emer Leahy and Alfred Novak are all “independent” as that term is defined under the Nasdaq rules. Our Board has determined that due to Dr. Tiago Reis Marques’ employment as an executive officer of the Company, he currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, such that he is not “independent” as that term is defined under the Nasdaq rules. Our Board has also determined that beginning as of June 21, 2022, due to the Company’s transaction with Alpha-5, Prof. Lawrence Steinman has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, such that he is not “independent” as that term is defined under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of the Company has appointed CBIZ CPAs P.C. (“CBIZ”) as our independent registered public accounting firm for the fiscal year ended December 31, 2025. On November 1, 2024, CBIZ acquired the attest business of Marcum LLP, our prior independent registered public accounting firm. The following table sets forth the aggregate fees billed to the Company for professional services rendered by CBIZ for the year ended December 31, 2025, and Marcum LLP for the year ended December 31, 2024:

	Year Ended December 31,
Services:	2025	2024
Audit Fees (1)	$498,475	$271,048
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total fees	$498,475	$271,048

(1)	Audit Fees represent the aggregate fees and expenses for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, our registration statements on Form S-1, Form S-3 and Form S-8, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q, other professional services related to our SEC filings and various accounting consultations. This category also includes fees for comfort letters and consents issued in connection with SEC filings.

(2)	Audit Related Fees represent the aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

(3)	Tax Fees consist of fees related to tax compliance, tax planning and tax advice.

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

All services rendered by CBIZ and Marcum LLP in our fiscal years ended December 31, 2025, and 2024 were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

b)	Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Membership Interest Purchase Agreement entered into June 21, 2022, by and among Pasithea Therapeutics Corp., Alpha-5 integrin, LLC, and certain Sellers (as defined in the agreement) (incorporated by reference to exhibit 2.01 of the Company’s Form 10-Q, filed with the Commission on August 15, 2022).
2.2	Membership Interest Purchase Agreement dated October 11, 2022 by and among Pasithea Therapeutics Corp., AlloMek Therapeutics, LLC, the Persons listed on Schedule 1.1 thereto, and Uday Khire, not individually but in his capacity as the representative of the Persons listed on Schedule 1.1 thereto (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on October 12, 2022).
3.1	Second Amended & Restated Certificate of Incorporation of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Pasithea Therapeutics Corp., dated December 29, 2023 (incorporated by reference to exhibit 3.4 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Pasithea Therapeutics Corp., as amended, dated January 28, 2026 (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on January 28, 2026).
3.4	Second Amended & Restated Bylaws of Pasithea Therapeutics Corp. (incorporated by reference to exhibit 3.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to exhibit 4.1 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.2	Form of Warrant Agent Agreement, including Form of Warrant Certificate (incorporated by reference to exhibit 4.2 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.3	Form of Representative Warrant (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
4.4	Form of Warrants issued in private placement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2021).
4.5	Form of Warrants issued in acquisition of AlloMek Therapeutics, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 (File No. 333-271896) filed with the Commission on May 12, 2023).
4.6	Form of Warrant issued in acquisition of Alpha-5 integrin, LLC (incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 (File No. 333-271896) filed with the Commission on May 12, 2023).
4.7	Form of Pre-Funded Common Stock Purchase Warrant issued in private placement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on September 30, 2024).
4.8	Form of Common Stock Purchase Warrant issued in private placement (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on September 30, 2024).
4.9	Form of Placement Agent Common Stock Purchase Warrant issued in private placement (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on September 30, 2024).
4.10	Form of Pre-Funded Warrant issued in May 2025 public offering (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-286889) filed on May 1, 2025).
4.11	Form of Series C/D Common Warrant issued in May 2025 public offering (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on May 7, 2025).
4.12	Form of Placement Agent Warrant issued in May 2025 public offering (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on May 7, 2025).
4.13	Form of Pre-Funded Warrant issued in December 2025 public offering (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1 (File No. 333-291611), filed on November 18, 2025).

4.14	Form of Placement Agent Warrant issued in December 2025 offering (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-291611), filed on November 26, 2025).
4.15*	Description of Securities
10.1+	2021 Incentive Plan (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.2	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (File No. 333-255205), filed with the Commission on April 13, 2021, as amended).
10.3	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.4	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on November 29, 2021).
10.5+	Executive Employment Agreement, dated as of January 1, 2022, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.15 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.6+	Stock Option Agreement, dated December 20, 2021, between Pasithea Therapeutics Corp. and Dr. Tiago Reis Marques (incorporated by reference to exhibit 10.16 of the Company’s Form 10-K/A, filed with the Commission on May 12, 2022).
10.7+	Employment Agreement with Daniel Schneiderman (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q, filed with the Commission on November 14, 2022).
10.8	Settlement and Cooperation Agreement dated December 9, 2022, by and between Pasithea Therapeutics Corp. and Camac Fund, LP and its affiliates (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 14, 2022).
10.9+	Pasithea Therapeutics Corp. 2023 Stock Incentive Plan (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on December 19, 2023).
10.10+	Amendment to Pasithea Therapeutics Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 3, 2025).
10.11+	Second Amendment to Pasithea Therapeutics Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on January 28, 2026).
10.12+	Consulting Agreement between Pasithea Therapeutics Corp. and Dr. Lawrence Steinman, dated November 13, 2023 (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed with the Commission on March 29, 2024).
10.13+	Amendment, effective as of October 1, 2025, to Consulting Agreement between Pasithea Therapeutics Corp. and Dr. Lawrence Steinman, dated November 13, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Commission on November 13, 2025).
10.14	Securities Purchase Agreement, dated September 26, 2024, by and between Pasithea Therapeutics Corp. and purchaser parties thereto (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
10.15	Registration Rights Agreement, dated September 26, 2024, by and between Pasithea Therapeutics Corp. and purchaser parties thereto (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed with the Commission on September 30, 2024).
10.16	Form of May 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on May 7, 2025).
10.17	Form of December 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-291611), filed on November 26, 2025).
16.1	Letter from Marcum dated April 23, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K, filed with the Commission on April 25, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K, filed with the Commission on March 24, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed with the Commission on March 24, 2025).
23.1*	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C.).
23.2*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K, filed with the Commission on March 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Dr. Tiago Reis Marques
Dr. Tiago Reis Marques
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2026

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Tiago Reis Marques	Chief Executive Officer and Director	March 30, 2026
Dr. Tiago Reis Marques	(Principal executive officer)

/s/ Daniel Schneiderman	Chief Financial Officer	March 30, 2026
Daniel Schneiderman	(Principal financial and accounting officer)

/s/ Prof. Lawrence Steinman	Director	March 30, 2026
Prof. Lawrence Steinman

/s/ Simon Dumesnil	Director	March 30, 2026
Simon Dumesnil

/s/ Dr. Emer Leahy	Director	March 30, 2026
Dr. Emer Leahy

/s/ Alfred Novak	Director	March 30, 2026
Alfred Novak

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pasithea Therapeutics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pasithea Therapeutics Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows the year ended December 31, 2025, (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Hartford, Connecticut
March 30, 2026

PCAOB Firm ID #199

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pasithea Therapeutics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pasithea Therapeutics Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor from 2021 through 2025.

Marcum LLP

New Haven, CT

March 24, 2025

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$55,158,939	$6,922,729
Restricted cash	100,866	-
Prepaid expenses	811,456	302,641
Other current assets	387,823	142,945
Total current assets	56,459,084	7,368,315
Property and equipment, net	-	122,343
Intangibles, net	3,780,986	7,311,150
Goodwill	-	1,262,911
Total assets	$60,240,070	$16,064,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,131,104	$1,119,871
Warrant liabilities – Placement Agent Warrants	3,842,857	-
Total current liabilities	4,973,961	1,119,871

Non-current liabilities
Warrant liabilities	46,871	162,172
Total non-current liabilities	46,871	162,172
Total liabilities	5,020,832	1,282,043

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 23,091,062 shares and 1,394,263 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,309	139
Additional paid-in capital	125,208,624	64,372,486
Accumulated other comprehensive income (loss)	18,766	(7,171)
Accumulated deficit	(70,010,461)	(49,582,778)
Total stockholders’ equity	55,219,238	14,782,676
Total liabilities and stockholders’ equity	$60,240,070	$16,064,719

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Twelve Months Ended December 31,
	2025	2024

Operating expenses:
General and administrative	$12,876,175	$7,051,468
Research and development	7,981,120	7,198,494
Loss from operations	(20,857,295)	(14,249,962)

Other income (expense):
Change in fair value of warrant liabilities	115,301	(77,806)
Realized foreign currency translation loss from dissolution of subsidiaries	(7,171)	-
Foreign currency gain	30,376	-
Other income	380,532	-
Change in fair value of derivative warrant liability	(416,619)	-
Interest and dividends, net	327,193	423,184
Other income, net	429,612	345,378

Loss before income taxes	(20,427,683)	(13,904,584)
Provision for income taxes	-	-

Net loss	$(20,427,683)	$(13,904,584)

Weighted-average common shares outstanding, basic and diluted	7,031,050	1,096,082
Basic and diluted loss per share	$(2.91)	$(12.69)

Comprehensive loss:
Net loss	$(20,427,683)	$(13,904,584)
Foreign currency translation	18,766	(2,519)
Comprehensive loss	$(20,408,917)	$(13,907,103)

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	POST-SPLIT
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2024	1,041,582	$104	$58,721,538	$(4,652)	$(35,318,538)	$23,398,452
Stock-based compensation:
-restricted stock units	4,168	-	117,460	-	-	117,460
-stock options	-	-	648,367	-	-	648,367
-warrants	-	-	7,866	-	-	7,866
Proceeds from September 2024 offering of pre-funded and common warrants, net	-	-	4,517,285	-	-	4,517,285
Issuance of common stock from the exercise of pre-funded warrants, net	348,513	35	314	-	-	349
Deemed dividend - warrant modification	-	-	359,656	-	(359,656)	-
Foreign currency translation	-	-	-	(2,519)	-	(2,519)
Net loss	-	-	-	-	(13,904,584)	(13,904,584)
Balance at December 31, 2024	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676
Stock-based compensation:
-stock options	-	-	295,894	-	-	295,894
-warrants	-	-	1,573	-	-	1,573
Issuance of common stock under ATM agreement, net	801,278	80	2,078,268	-	-	2,078,348
Issuance of common stock from the exercise of pre-funded warrants, net	871,000	87	784	-	-	871
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	7,171	-	7,171
Proceeds from May 2025 public offering of common stock, pre-funded warrants and warrants, net	3,571,428	357	4,214,149	-	-	4,214,506
Proceeds from December 2025 public offering of common stock and pre-funded warrants, net	14,846,665	1,485	51,996,631	-	-	51,998,116
Issuance of common stock from the exercise of warrants, net	1,606,428	161	2,248,839	-	-	2,249,000
Foreign currency translation	-	-	-	18,766	-	18,766
Net loss	-	-	-	-	(20,427,683)	(20,427,683)
Balance at December 31, 2025	23,091,062	$2,309	$125,208,624	$18,766	$(70,010,461)	$55,219,238

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,427,683)	$(13,904,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,421	18,865
Amortization expense	630,164	630,164
Stock-based compensation	297,467	773,693
Change in fair value of warrant liabilities	(115,301)	77,806
Impairment expense	4,162,911	-
Realized foreign currency translation loss from dissolution of subsidiaries	7,171	-
Change in fair value of derivative warrant liability	416,619	-
Loss on asset disposal	103,322	-
Changes in operating assets and liabilities:
Prepaid expenses	(60,536)	(86,746)
Other current assets	(269,278)	2,262
Accounts payable and accrued liabilities	11,233	(1,432,489)
Lease liabilities	-	(2,409)
Net cash used in operating activities	(15,211,490)	(13,923,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	11,000	-
Net cash provided by investing activities	11,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financed director and officer insurance	(448,279)	-
Proceeds from issuance of common stock under ATM agreement, net of fees and offering costs	2,078,348	-
Proceeds from issuance of common stock from the exercise of pre-funded warrants, net	871	349
Proceeds from May 2025 public offering of common stock, net	4,214,506	-
Proceeds from December 2025 public offering of common stock, net	55,424,354	-
Issuance of common stock from the exercise of warrants, net	2,249,000	-
Proceeds from September 2024 offering of pre-funded and common warrants, net	-	4,517,285
Net cash provided by financing activities	63,518,800	4,517,634

Effect of foreign currency translation on cash	18,766	(2,519)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$48,337,076	$(9,408,323)
Cash, cash equivalents, and restricted cash - Beginning of period	6,922,729	16,331,052
Cash, cash equivalents, and restricted cash - End of period	$55,259,805	$6,922,729

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	55,158,939	6,922,729
Restricted cash	100,866	-
Total cash, cash equivalents and restricted cash	$55,259,805	$6,922,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,212	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash activity:
Dividend - warrant modification	$-	$(359,656)

The accompanying notes are an integral part of these consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an initial public offering (the “Initial Public Offering”) on September 17, 2021. The Company is a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors, and other diseases, including central nervous system (CNS) disorders.

The Company’s primary operations (the “Therapeutics” segment) are focused on developing the Company’s lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared the Company’s Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for its Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Advanced Cancer Study”). The Company is currently conducting the FIH Phase 1 Advanced Cancer Study at four clinical sites in the United States and three additional sites in Eastern Europe. The Company has completed the initial eight cohorts through 45 mg capsule and has not reached the maximum tolerated dose. The Company plans to file a protocol amendment to continue dose escalation in the FIH Phase 1 Advanced Cancer Study using its tablet formulation of PAS-004 in an effort to continue exploring the safety, PK, and early signals of efficacy at higher dose levels of PAS-004. Simultaneously, a pilot food effect assessment is planned in a subset of patients who agree to participate in this optional component of the study. As such, the Company expects to complete the trial in 2028.

In May 2025, the Company initiated its Phase 1/1b multicenter, open-label, dose escalation trial of PAS-004 in adult patients with neurofibromatosis type 1 (“NF1”) with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”). The Company is currently conducting the trial at a total of five sites in the United States, Australia, and South Korea.

The initial indication the Company plans to seek FDA marketing approval for PAS-004 is the treatment of symptomatic PNs in both adult and pediatric patients with NF1. As such, the Company aims to conduct a Phase 1 trial for pediatric NF1-PN patients and ultimately complete registrational clinical trials in both adult and pediatric NF1-PN populations.

Additionally, the Company has one program, PAS-001, in the discovery stage, which the Company believes addresses limitations in the treatment paradigm for schizophrenia.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $55.2 million in operating bank accounts and money market funds, and working capital of approximately $51.5 million. The Company’s major sources of cash have been comprised of proceeds from various private and public offerings, the Initial Public Offering, ATM sales and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2025, the Company had cash and cash equivalents of approximately $55.2 million and an accumulated deficit of approximately $70.0 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC, Pasithea Therapeutics Limited (U.K.), Pasithea Clinics Inc. (“Pasithea Clinics”) and Pasithea MacroMEK Pty Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Management regularly makes estimates related to the fair value of warrant liabilities; the recoverability of long-lived assets; the fair values and useful lives of intangible assets acquired in business combinations; the potential impairment of goodwill; and prepaid expenses and accrued expenses related to our CROs. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the consolidated financial statements. As appropriate, the Company obtains reports from third-party valuation experts to inform and support estimates related to fair value measurements.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to intellectual property and patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research and development activities, payments to third parties for pre-clinical, non-clinical and clinical activities, costs to acquire drug products from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the years ended December 31, 2025 and 2024, the Company recorded grant income of $43,000 and $0, respectively, as a contra expense within research and development.

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

Defined-Contribution Savings Plan

In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the twelve months ended December 31, 2025, and 2024 were approximately $91,000 and $44,000, respectively.

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

Cash and Cash Equivalents

The Company considers all money market funds with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $53.4 million and $6.1 million as of December 31, 2025, and 2024, respectively.

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to ten years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. Leasehold improvements are amortized over the shorter of the estimated useful life of those leasehold improvements and the remaining lease term. Gains or losses on the disposal of property and equipment are determined by comparing the net proceeds from the sale, if any, with the carrying amount of the assets at the time of disposal. These gains or losses are recognized in the consolidated statements of operations and comprehensive loss within other income (expense).

Common Stock Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Issued warrants that do not meet all the criteria for equity classification are classified as liabilities. Liability-classified warrants are recorded at their fair value, and the Company adjusts such warrants to fair value at each reporting period. Until the warrants are exercised, expire or are reclassified as an equity instrument, any change in fair value is recognized in the Company’s consolidated statements of operations.

The Company accounts for the publicly traded warrants issued in its Initial Public Offering (the “Public Warrants”) and the warrants issued as compensation to the underwriters in its Initial Public Offering (the “Representative Warrants” and together with the Public Warrants, the “IPO Warrants”) in accordance with the guidance contained in ASC 815, under which the IPO Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the IPO Warrants as liabilities at their fair value. This liability is subject to re-measurement at each balance sheet date until the IPO Warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the IPO Warrants was initially measured using a Black-Scholes pricing model. Currently, the fair value of the Public Warrants is measured using quoted market prices, and the fair value of the Representative Warrants is based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price.

Derivative Financial Instruments

The Company accounts for their derivative financial instruments in accordance with ASC 815, therefore any embedded conversion options and warrants accounted for as derivatives are to be recorded at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2025, and 2024, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the consolidated balance sheets as of December 31, 2025, and 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025, and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Black-Scholes pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

Fair Value of Financial Instruments

With the exception of liabilities related to the IPO Warrants and derivative warrant liability, described in the table below, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts presented in the accompanying balance sheet, primarily due to their short-term nature.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, December 31, 2025	$53,436,440	$53,436,440	$-	$-
Cash equivalents, December 31, 2024	$6,093,044	$6,093,044	$-	$-

Liabilities:
Public warrant liabilities, December 31, 2025	$44,000	$44,000	$-	$-
Representative warrant liabilities, December 31, 2025	$2,871	$-	$-	$2,871
Warrant derivative liability, December 3, 2025	$3,842,857	$-	$-	$3,842,857

Liabilities:
Public warrant liabilities, December 31, 2024	$152,240	$152,240	$-	$-
Representative warrant liabilities, December 31, 2024	$9,932	$-	$-	$9,932

The following table presents a reconciliation of the Level 3 Representative Warrant liabilities:

	Twelve Months Ended December 31,
	2025	2024
Representative warrant liabilities, January 1	$9,932	$5,166
Issuances	-	-
Exercises	-	-
Change in fair value	(7,061)	4,766
Representative warrant liabilities, December 31	$2,871	$9,932

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the consolidated statements of operations and comprehensive loss.

The following table presents a reconciliation of the Level 3 Derivative Warrant liabilities:

	Twelve Months Ended December 31,
	2025	2024
Derivative warrant liabilities, January 1	$-	$-
Issuances	3,426,239	-
Exercises	-	-
Change in fair value	416,619	-
Derivative warrant liabilities, December 31	$3,842,857	$-

The change in fair value of the derivative warrant liabilities is recorded in change in fair value of derivative warrant liabilities on the consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of December 31, 2025, and 2024, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of December 31, 2025, and 2024, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Year Ended December 31,
	2025	2024
Stock options	1,685,843	182,034
Warrants	9,080,120	3,293,692
Restricted stock units	-	-

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive loss. During the twelve months ended December 31, 2025, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation gain of approximately $19,000. During the twelve months ended December 31, 2024, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation loss of approximately $0. Additionally, losses related to the now dissolved subsidiaries which were previously operating in functional currencies not that of the U.S. dollar as the parent were realized in the consolidated statements of operations within other income (expense) in the amount of approximately $7,000 for the twelve months ended December 31, 2025.

The relevant translation rates are as follows:

	As of December 31,
	2025	2024
Closing rate, British Pound (GBP) to $USD at period end	N/A	1.2529
Average rate, GBP to $USD for the period ended	N/A	1.2783
Closing rate, Euro (EUR) to $USD at period end	N/A	1.0355
Average rate, EUR to $USD for the period ended	N/A	1.0818
Closing rate, Australian Dollar (AUD) to $USD at period end	0.6669	N/A
Average rate, AUD to $USD for the period of subsidiary inception to period end	0.6450	N/A

N/A - Not applicable due to the Company having no operating subsidiaries with functional currencies other than that of the parent company U.S. Dollar.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. As of December 31, 2025, and 2024, the Company had no material items of other comprehensive income (loss) except for the unrealized foreign currency translation adjustment.

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

Impairment of Long-Lived Assets, Intangibles and Goodwill

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

Leases

The Company’s previous leases were related to office space. The Company determines whether a contract is or contains a lease at the time of the contract’s inception based on the presence of identified assets and the Company’s right to obtain substantially all the economic benefit from or to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrently with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. If the Company’s lease terms include an option to extend the lease for a set period, the Company evaluates the renewal option and should it be reasonably certain that the Company will exercise that option, adjusts the ROU asset and liability accordingly.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases, including central nervous system (CNS) disorders. See Note 13 Segment Information for further information.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard requires public business entities to disaggregate specific expense captions on the income statement into required natural expense categories within the footnotes to the financial statements. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on our financial statement disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities on an annual basis to disclose specific categories in the income-tax rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and disclose certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendment has been applied on a prospective basis.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	As of December 31,
	2025	2024
Leasehold improvements	$-	$3,193
Medical equipment	-	155,363
Office equipment	-	6,140
Property and equipment, gross	-	164,696
Less: accumulated depreciation	-	(42,353)
Property and equipment, net	$-	$122,343

Depreciation expense was approximately $32,000 and $19,000 for the twelve months ended December 31, 2025, and 2024, respectively. During the twelve months ended December 31, 2025, the Company wrote off gross leasehold improvements of approximately $3,200 and related accumulated amortization of approximately $2,500, resulting in a loss of approximately $700 recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. Additionally, during the twelve months ended December 31, 2025, the Company sold medical and office equipment for approximately $11,000. The gross book value of the assets sold was approximately $162,000 with approximately $49,000 of accumulated depreciation, resulting in a loss of approximately $102,000 and is recorded other income (expense) on the consolidated statements of operations and comprehensive loss.

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

As of and for the years ended December 31, 2025, and 2024, the Company had the following balances and activity related to ROU assets and lease liabilities:

As of December 31,
	2025	2024
Non-current leases - right of use assets	$-	$-
Current liabilities - operating lease liabilities	$-	$-
Non-current liabilities - operating lease liabilities	$-	$-

	Twelve Months Ended December 31,
	2025	2024
Operating lease expense	$-	$156,041
Cash paid for amounts included in the measurement of operating lease liabilities	$-	$-

There are no additional lease payments as of December 31, 2025.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consists of the following (in thousands):

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net
In-process research and development	$2,900,000	$-	$(2,900,000)	$-	$2,900,000	$-	$2,900,000
Patents and intellectual property	5,671,478	(1,890,492)	-	3,780,986	5,671,478	(1,260,328)	4,411,150
Intangible assets, net	$8,571,478	$(1,890,492)	$(2,900,000)	$3,780,986	$8,571,478	$(1,260,328)	$7,311,150

As of December 31, 2025, future expected amortization expense of Intangible assets was as follows:

2026	$630,164
2027	630,164
2028	630,164
2029	630,164
2030	630,164
Thereafter	630,166
Remaining future amortization expense	$3,780,986

During the year ended December 31, 2025, the Company performed its annual impairment test and determined that a triggering event occurred due to the Company strategically determining to abandon its PAS-003 program which represented a significant adverse change in the expected use and future cash flows of the associated assets. Therefore, the Company impaired the entirety of its intangible assets and goodwill related to the PAS-003 program in the amounts of approximately $2.9 million and $1.3 million, respectively, during the year ended December 31, 2025. These expenses were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

There were no changes to goodwill for the year ended December 31, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

As of December 31, 2025, the Company was authorized to issue an aggregate of 105,000,000 shares. The authorized capital stock, as of such date, was divided into: (i) 100,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 23,091,062 and 1,394,263 shares of its Common Stock issued and outstanding at December 31, 2025, and 2024, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. Our Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”) and Second Amended and Restated Bylaws (the “Bylaws”) do not provide for cumulative voting rights.

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

As of December 31, 2025, there were a total of 61,250 stock options outstanding under the 2021 Plan, which are all fully vested.

2023 Stock Incentive Plan

The Board and stockholders have adopted and approved the 2023 Plan which took effect on December 19, 2023. The 2023 Plan allows for the issuance of securities, including stock options, restricted stock, and RSUs to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2023 Plan was 125,000 shares plus 28,389 unused shares reserved under the 2021 Plan, which will, on January 1 of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2033, unless the Board decides otherwise, automatically increase to equal to the lessor of (A) three percent (3%) of the number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by the Board.

On September 3, 2025, at our 2025 Annual Meeting of Stockholders, our stockholders approved an amendment (the “First Plan Amendment”) to our 2023 Plan increasing the number of shares of Common Stock authorized for issuance under the 2023 Plan by 1,750,000 shares to 2,014,221 shares. The First Plan Amendment became effective following its approval by our stockholders.

As of December 31, 2025, 2,014,221 total shares were available under the 2023 Plan, of which 1,624,593 shares were issued and outstanding and 389,628 shares were available for potential issuances.

On January 28, 2026, at a Special Meeting of Stockholders, our stockholders approved an additional amendment (the “Second Plan Amendment”) to our 2023 Plan, as amended by the First Plan Amendment, increasing the number of shares of Common Stock authorized for issuance under the 2023 Plan, as amended by the First Plan Amendment, by 11,985,779 shares to 14,000,000 shares. The Second Plan Amendment became effective following its approval by our stockholders. See Note 14 Subsequent Events.

September 2024 Private Offering

On September 26, 2024, the Company entered into a securities purchase agreement (the “September 2024 Offering”) with an institutional investor, pursuant to which the Company agreed to sell shares of Common Stock or pre-funded warrants in lieu thereof (“September 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 1,219,513 shares of Common Stock at an exercise price of $0.001 per share, Series A warrants (“Series A Warrants”) to purchase up to an aggregate of 1,219,513 shares of common stock at an exercise price of $3.85 per share, and Series B warrants (“Series B Warrants” together with the Series A Warrants, the “September 2024 PIPE Warrants”) to purchase up to an aggregate of 1,219,513 shares of common Stock with an exercise price of $3.85 per share. The combined purchase price per September 2024 Pre-Funded Warrant and accompanying September 2024 PIPE Warrants was $4.099. Aggregate gross proceeds from the September 2024 Offering were approximately $4.5 million and the September 2024 Offering closed on September 30, 2024.

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

A holder of the September 2024 Pre-Funded Warrants and the September 2024 PIPE Warrants may not exercise any portion of such holder’s September 2024 Pre-Funded Warrants or September 2024 PIPE Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, holders of the September 2024 PIPE Warrants will have the right to receive the Black Scholes Value of their September 2024 PIPE Warrant calculated pursuant to a formula set forth in the September 2024 PIPE Warrant, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock.

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

During the year ended December 31, 2024, 348,513 September 2024 Pre-Funded Warrants were exercised. As of December 31, 2024, 871,000 September 2024 Pre-Funded Warrants are paid and issued but unexercised. During the year ended December 31, 2025, 871,000 September 2024 Pre-Funded Warrants were exercised, and no September 2024 Pre-Funded Warrants were outstanding as of December 31, 2025. In addition, the September 2024 PIPE Warrants have not been exercised as of December 31, 2025.

At The Market Agreement with H.C. Wainwright

On November 26, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company was able to issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright was able to sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company was obligated to pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of December 31, 2024, the Company was authorized to offer and sell up to $2,076,000 of its Common Stock pursuant to the ATM Agreement.

On June 20, 2025, the Company increased the maximum aggregate offering price of the shares of Common Stock issuable under the ATM Agreement, from $2,076,000 to $4,227,000 and filed a prospectus supplement to register an aggregate of $2,151,000 of additional shares of Common Stock available to be sold under the ATM Agreement.

During the twelve months ended December 31, 2025, the Company sold an aggregate of 801,278 shares of Common Stock under the ATM Agreement at a weighted average price of $2.68 per share for net proceeds of $2,078,348. During the twelve months ended December 31, 2024, the Company did not utilize the ATM Agreement.

On January 26, 2026, the Company filed a Post-Effective Amendment No. 1 (the “Amendment”) to its Registration Statement on Form S-3 (File No. 333-271010) (the “Registration Statement”), to deregister any and all securities of the Company registered but unsold or otherwise unissued under the Registration Statement as of the date thereof. As a result of such Amendment, the Company is not able to sell any additional shares of its Common Stock under the ATM Agreement. See Note 14 Subsequent Events.

May 2025 Public Offering

On May 6, 2025, the Company entered into securities purchase agreements with investors (the “May 2025 Purchase Agreements”) pursuant to which the Company agreed to sell an aggregate of (i) 3,094,284 shares (the “May 2025 Shares”) of Common Stock, (ii) 477,144 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 477,144 shares of Common Stock (the “May 2025 Pre-Funded Warrant Shares”), (iii) 3,571,428 Series C Common Warrants (the “Series C Common Warrants”) to purchase up to an aggregate of 3,571,428 shares of Common Stock, and (iv) 3,571,428 Series D Common Warrants (the “Series D Common Warrants” and, together with the Series C Common Warrants, the “May 2025 Common Warrants”) to purchase up to an aggregate of 3,571,428 shares of Common Stock. Each May 2025 Share, or May 2025 Pre-Funded Warrant in lieu thereof, was sold together with a Series C Common Warrant to purchase one share of Common Stock and a Series D Common Warrant to purchase one share of Common Stock in a best-efforts public offering (the “May 2025 Public Offering”).

The public offering price for each May 2025 Share and accompanying May 2025 Common Warrants was $1.40, and the public offering price for each May 2025 Pre-Funded Warrant and accompanying May 2025 Common Warrants was $1.399. The May 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, are exercisable immediately and will expire when exercised in full. The Series C Common Warrants have an exercise price of $1.40 per share, became exercisable upon issuance and will expire five years thereafter. The Series D Common Warrants have an exercise price of $1.40 per share, became exercisable upon issuance and will expire 18 months thereafter. Simultaneously with the closing of the May 2025 Public Offering, certain investors exercised Series D Common Warrants to purchase an aggregate of 914,286 shares of Common Stock, resulting in additional gross proceeds of approximately $1.3 million. In addition, all May 2025 Pre-Funded Warrants were exercised simultaneously with the closing of the May 2025 Public Offering, resulting in the issuance of 477,144 May 2025 Pre-Funded Warrant Shares.

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

In addition, the Company issued to the placement agent or its designees warrants (the “May 2025 Placement Agent Warrants”) to purchase up to an aggregate of 250,000 shares of Common Stock at an exercise price equal to $1.75 per share. The May 2025 Placement Agent Warrants have substantially the same terms as the Series C Common Warrants, became exercisable immediately upon issuance and have a term of five (5) years from the date of the May 2025 Purchase Agreements.

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

December 2025 Public Offering

On November 28, 2025, the Company agreed to sell to investors an aggregate of (i) 14,846,665 shares (the “December 2025 Shares”) of Common Stock and (ii) 65,153,335 pre-funded warrants (the “December 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 65,153,335 shares of Common Stock (the “December 2025 Pre-Funded Warrant Shares”) in a best efforts public offering (the “December 2025 Offering”).

The public offering price for each December 2025 Share was $0.75, and the public offering price for each December 2025 Pre-Funded Warrant was $0.749. The December 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, became exercisable immediately and will expire when exercised in full.

The net proceeds of the December 2025 Offering, after deducting the placement agent fees and estimated offering expenses payable by the Company, were approximately $54.9 million. The December 2025 Offering closed on December 1, 2025.

A holder will not have the right to exercise any portion of the December 2025 Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the December 2025 Pre-Funded Warrants. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the December 2025 Pre-Funded Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In addition, the Company issued to the placement agent or its designees warrants (the “December 2025 Placement Agent Warrants”) to purchase up to an aggregate of 4,000,000 shares of Common Stock at an exercise price equal to $0.9375 per share. The December 2025 Placement Agent Warrants expire on November 28, 2030, and become exercisable upon a shareholder approval to increase the authorized and unissued shares of Common Stock of the Company to satisfy the exercise of the December 2025 Placement Agent Warrants. As such, the December 2025 Placement Agent Warrants were not exercisable upon consummation of the offering. The Company concluded that the December 2025 Placement Agent Warrants do not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the December 2025 Placement Agent Warrants as of the closing date of the December 2025 Offering or December 31, 2025. The Company recorded the December 2025 Placement Agent Warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company incurred $3,426,238 of placement agent warrant issuance costs in connection with the December 2025 Offering. During the twelve months ended December 31, 2025, the Company recorded a loss on derivative warrant liability related to the December 2025 Placement Agent Warrants of $416,619 and the fair value of the December 2025 Placement Agent Warrants as of December 31, 2025, was $3,842,857.

Restricted Stock Units

During the twelve months ended December 31, 2025, and 2024, the Company issued a total of 0 and 4,168 shares of Common Stock, respectively, pursuant to the vesting of RSUs. The Company recognized approximately $0 and $117,000 of stock-based compensation expense for the twelve months ended December 31, 2025, and 2024, respectively, in relation to the vesting of historically granted RSUs.

During the twelve months ended December 31, 2025, and 2024, the Company did not grant any RSUs or restricted stock awards. As of December 31, 2025, there were no outstanding RSUs and no remaining unamortized RSU compensation expense.

NOTE 7 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the twelve months ended December 31, 2024, the Company issued stock options under the 2023 Plan to employees to purchase an aggregate of 104,433 shares of Common Stock with a strike price equal to $8.13 per share and a term of ten years. Of the stock options granted, stock options to purchase an aggregate of 37,433 shares of Common Stock were fully vested at issuance and the remaining stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $849,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 88.41%, discount rate of 4.20%, expected term of 6.5 years, and an exercise price of $8.13. Additionally, during the twelve months ended December 31, 2024, the Company experienced forfeitures of 21,399 stock options and stock options to purchase an aggregate of 63,331 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

During the twelve months ended December 31, 2025, the Company issued stock options under the 2023 Plan to employees and Board members to purchase an aggregate of 1,534,525 shares of Common Stock with a strike price equal to $0.715 per share and a term of ten years. The stock options granted are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $862,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 105.36%, discount rate of 3.61%, expected term of 5.0 years, and an exercise price of $0.715. Additionally, during the twelve months ended December 31, 2025, the Company experienced forfeitures of 30,716 stock options, and stock options to purchase an aggregate of 40,079 shares of Common Stock, subject to time-based milestone vesting conditions, vested.

Stock-Based Compensation

Total stock-based compensation related to the Company’s stock options was approximately $296,000 and $648,000 for the twelve months ended December 31, 2025, and 2024, respectively. For the twelve months ended December 31, 2025, the Company recognized approximately $287,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $9,000 within research and development expense on the consolidated statements of operations and comprehensive loss. For the twelve months ended December 31, 2024, the Company recognized approximately $490,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $158,000 within research and development expense on the consolidated statements of operations and comprehensive loss.

Stock option activity for the years ended December 31, 2025, and 2024 was as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding, January 1, 2024	99,000	$32.38	8.55
Granted	104,433	$8.13	9.16
Expired/Cancelled	(21,399)	$9.43	-
Outstanding, December 31, 2024	182,034	$21.17	8.98	$-

Exercisable, December 31, 2024	106,536	$29.35	8.05

Outstanding, January 1, 2025	182,034	$21.17	8.98
Granted	1,534,525	$0.72	9.81	$-
Expired/Cancelled	(30,716)	$9.30	-
Outstanding, December 31, 2025	1,685,843	$9.60	7.68	$882,352

Exercisable, December 31, 2025	117,566	$28.01	7.22

As of December 31, 2025, remaining unamortized stock-based compensation expense related to the stock options was $860,000.

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

	Year ended December 31,
	2025	2024
Expected volatility	105.36%	88.41%
Expected term	5.0	6.5
Weighted-average risk-free interest rate	3.61%	4.2%
Weighted average fair value of underlying interest	$0.72	$8.13
Expected dividends	-	-

The weighted average grant date fair value of options granted during the years ended December 31, 2025, and 2024 was $0.56 per option and $6.29 per option, respectively.

NOTE 8 – WARRANTS

For the years ended December 31, 2025, and 2024, total stock-based compensation expense related to the Company’s warrants was approximately $1,600 and $8,000, respectively, and is recognized within general and administrative expense on the consolidated statements of operations and comprehensive loss.

Additionally, as of December 31, 2025, 10,000 warrants issued in October 2025, to a consultant were outstanding and not exercisable at an exercise price of $0.715. One third of these consulting warrants vest on the one year anniversary of issuance and the remainder vest in equal quarterly tranches for two years thereafter.

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

As of December 31, 2025, and 2024, 50,000 AlloMek Warrants were outstanding, respectively.

Alpha-5 Warrants

During the year ended December 31, 2022, the Company issued warrants to purchase an aggregate of 50,000 shares of Common Stock (the “Alpha-5 Warrants”) to certain sellers in connection with the acquisition of Alpha-5. The Alpha-5 Warrants were issued on June 21, 2022, were immediately exercisable at $37.60 per share and expire five years from the date of issuance. The total grant date fair value of the Alpha-5 Warrants was determined to be approximately $0.4 million, as calculated using the Black-Scholes model and were recorded as an increase to additional paid-in capital. This amount was included as part of the consideration paid for the Alpha-5 acquisition and were included as part of the purchase price allocation accordingly. The assumptions used in the Black-Scholes calculation were as follows: volatility 55.7%; duration five years; and a risk-free rate of 3.38%.

As of December 31, 2025, and 2024, 50,000 Alpha-5 Warrants were outstanding, respectively.

PIPE Warrants

During the year ended December 31, 2021, the Company issued PIPE Warrants to purchase an aggregate of 433,999 shares of Common Stock to certain investors in connection with the November 2021 Private Placement. The PIPE Warrants were issued on November 24, 2021, were immediately exercisable, and expire five years from the date of issuance at $70.00 per share, subject to adjustment as set forth in the PIPE Warrants. Due to a certain anti-dilution provision, the exercise price of each 2021 PIPE Warrant was reduced to $20.00 per share (the “Warrant Modification”) as a result of the September 2024 Offering. The Company recognized the effect of the Warrant Modification as a deemed dividend of $359,656.

As of December 31, 2025, and 2024, 433,999 PIPE Warrants were outstanding, respectively.

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

As of December 31, 2025, and 2024, 220,000 Public Warrants and 13,800 Representative Warrants were outstanding, respectively.

As of December 31, 2025, the fair value of the Public Warrants was approximately $0.10 per Public Warrant based on the closing price of the Public Warrants on The Nasdaq Capital Market. The fair value of the Representative Warrants was approximately $0.374 per Representative Warrant which was based on the relative fair value to the Public Warrants.

May 2025 Warrants

During the year ended December 31, 2025, the Company issued warrants to purchase an aggregate of 7,392,856 shares of Common Stock in connection with the May 2025 Public Offering as described in Note 6 above. This consisted of (i) Series C Common Warrants to purchase 3,571,428 shares of Common Stock, (ii) Series D Common Warrants to purchase 3,571,428 shares of Common Stock, and (iii) May 2025 Placement Agent Warrants to purchase 250,000 shares of Common Stock.

As of December 31, 2025, 3,553,428 Series C Common warrants, 1,983,000 Series D Common Warrants and 250,000 Placement Agent Warrants were outstanding.

December 2025 Warrants

During the year ended December 31, 2025, the Company issued December 2025 Placement Agent Warrants to purchase an aggregate of 4,000,000 shares of Common Stock in connection with the December 2025 Public Offering as described in Note 6 above.

As of December 31, 2025, 4,000,000 December 2025 Placement Agent Warrants were outstanding, but not exercisable.

Warrant activity for the years ended December 31, 2025, and 2024 was as follows:

	Number of Warrants	Exercise price per share	Weighted average exercise price
Outstanding and exercisable on January 1, 2025	3,293,692	$3.85 - $125.00	$15.62
Granted	11,402,856	$0.72 - $1.75	$1.24
Expired / Cancelled	-	-	-
Exercised	(1,606,428)	-	$1.40
Outstanding on December 31, 2025	13,090,120	$0.72 - $125.00	$4.84

Outstanding and exercisable on January 1, 2024	767,800	$37.60 - $125.00	$15.62
Granted	2,525,892	$3.85 - $8.13	3.90
Expired / Cancelled	-	-	-
Exercised	-	-	-
Outstanding and exercisable on December 31, 2024	3,293,692	$3.85 - $125.00	$15.62

As of December 31, 2025, 4,000,000 December 2025 Placement Agent Warrants were outstanding and not exercisable at an exercise price of $0.9375. A proxy vote for an increase in authorized shares allowing these warrants to become exercisable was completed on January 28, 2026. The proposal was approved by shareholders. See Note 14 for more information regarding the proxy vote. Additionally, as of December 31, 2025, 10,000 warrants issued in October 2025, to a consultant were outstanding and not exercisable at an exercise price of $0.9375. one third of these warrants vest on the one year anniversary of issuance and the remainder vest in equal tranches for two years thereafter.

Warrants exercisable at December 31, 2025, were as follows:

Exercise Price	Number of warrants	Weighted- average remaining contractual term (years)	Weighted average exercise price
$1.40	5,536,428	-
$1.75	250,000	-
$3.85	2,439,026	-
$5.13	85,366	-
$8.13	1,500	-
$20.00	433,999	-
$37.60	100,001	-
$120.00	13,800	-
$125.00	220,000	-
	9,080,120	2.79	$6.57

No warrants expired/cancelled during the year ended December 31, 2025. A total of 1,606,428 warrants were exercised during the year ended December 31, 2025.

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

Significant components of the Company’s deferred tax assets as of December 31, 2025, and 2024 are summarized below.

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Amortization	$148,000	$-
Research & development costs	4,286,000	2,917,000
Warrant liabilities	11,000	40,000
Stock-based compensation	345,000	307,000
Net operating loss carryforwards	11,025,000	8,126,000
Federal R&D tax credit	368,000	419,000
Total deferred tax assets	16,183,000	11,809,000
Deferred tax liabilities:
Amortization	-	(83,000)
Depreciation	-	(28,000)
Net deferred tax assets	16,183,000	11,698,000
Valuation allowance	(16,183,000)	(11,698,000)
	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income. Our deferred tax asset and valuation allowance increased by $4,485,000 and $4,084,000 for the years ended December 31, 2025, and 2024, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2025, and 2024 is as follows:

	December 31,
	2025	2024

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	-0.10%
Stock-based compensation	-0.10%	-0.60%
Return to provision adjustment	0.20%	0.20%
Permanent items	0.00%	0.00%
R&D credit generated	-0.30%	1.70%
Other	0.50%	0.00%
Change in valuation allowance	-19.80%	-22.30%
Income tax provision	1.50%	-0.10%

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company had federal and state net operating loss carryforwards available to offset future taxable income in the amounts of approximately $11,025,000 and $34,610,000, respectively, which do not expire.

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

At December 31, 2025, diluted net loss per share did not include the effect of 13,090,120 shares of Common Stock issuable upon the exercise of outstanding warrants, and 1,685,843 shares of Common Stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Prof. Lawrence Steinman

The Steinman Consulting Agreement memorializes the compensation arrangements pursuant to which Prof. Steinman has been compensated for his services to the Company, as previously disclosed in our public filings. Pursuant to the Steinman Consulting Agreement, Prof. Steinman provides a variety of consulting and advisory services relating principally to the clinical and commercial development of our product candidates, including our research and development strategy through all phases of discovery and preclinical development, identifying potential partners for our pre-clinical assets, and business development efforts related to our pre-clinical assets, among other things. Pursuant to the Steinman Consulting Agreement, effective as of September 30, 2025, Prof. Steinman received $25,000 per quarter for his services, which was subsequently reduced to $1.00 per quarter, effective as of October 1, 2025.

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

NOTE 13 – SEGMENT INFORMATION

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2025, and 2024 is included at the bottom of the table below.

	Twelve Months Ended December 31,
Significant segment expenses	2025	2024
General and administrative (1)	$7,778,869	$5,786,293
Pre-clinical research	378,343	1,479,896
CMC	1,887,466	1,463,530
Clinical development (1)	5,685,715	4,097,521
Depreciation and amortization	662,585	-
Share based compensation expense	297,467	649,029
Impairment expense	4,162,911	-
Other segment items (2)	3,939	773,693
Total operating and segment expenses	20,857,295	14,249,962

Reconciliation of net loss
Change in fair value of warrant liabilities	115,301	(77,806)
Realized foreign currency translation loss from dissolution of subsidiaries	(7,171)	-
Foreign currency gain/(loss)	30,376	-
Other income	380,532	-
Change in fair value of derivative warrant liability	(416,619)
Interest and dividends, net	327,193	423,184
Segment and consolidated net loss	$20,427,683	$13,904,584

(1)	includes personnel costs and excludes share-based compensation expense and impairment expense
(2)	includes litigation settlements, loss from sale of assets, and loss on asset write offs

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2025, through the date these consolidated financial statements were included on this Annual Report on Form 10-K and filed with the SEC. Other than the below, there are no subsequent events identified that would require disclosure in these consolidated financial statements.

Share Increases

On January 28, 2026, at a Special Meeting of Stockholders of the Company (the “Special Meeting”), the Company’s stockholders approved the Second Plan Amendment to the 2023 Plan, as amended, increasing the number of shares of Common Stock authorized for issuance under the 2023 Plan, as amended, by 11,985,779 shares to 14,000,000 shares. The Second Plan Amendment became effective following its approval by the Company’s stockholders.

Additionally, on January 28, 2026, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Charter with the Secretary of State of the State of Delaware to increase the number of the Company’s authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the Special Meeting and became effective upon filing.

Post-Effective Amendment

On January 26, 2026, the Company filed the Amendment to the Registration Statement to deregister any and all securities of the Company registered but unsold or otherwise unissued under the Registration Statement as of the date thereof. As a result of such Amendment, any and all offerings of the Company’s securities pursuant to the Registration Statement were terminated and the Company terminated the effectiveness of the Registration Statement.

Exercise of the Pre-funded Warrants

From January 1, 2026, through March 24, 2026, a total of 1,850,000 December 2025 Pre-Funded Warrants were exercised by holders thereof, and the Company issued an aggregate of 1,848,886 shares of Common Stock upon such exercises.