Form 10-Q
period 2026-03-31
Pasithea Therapeutics Corp.
filed 2026-05-15
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 001-40804

PASITHEA THERAPEUTICS CORP.

(Exact name of Registrant as specified in its charter)

Delaware	85-1591963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, Suite 500 Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(786) 977-3380

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 13, 2026, there were 33,414,448 shares of the registrant’s common stock outstanding. This number does not include 54,828,835 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 13, 2026 (which are immediately exercisable at an exercise price of $0.001 per share of common stock, subject to beneficial ownership limitations).

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$50,400,377	$55,158,939
Restricted cash	101,090	100,866
Prepaid expenses	1,829,519	811,456
Other current assets	400,470	387,823
Total current assets	52,731,456	56,459,084

Intangibles, net	3,623,445	3,780,986
Total assets	$56,354,901	$60,240,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,489,485	$1,131,104
Warrant liabilities - Placement Agent warrants	-	3,842,857
Total current liabilities	1,489,485	4,973,961

Non-current liabilities
Warrant liabilities - Representative warrants	52,966	46,871
Total non-current liabilities	52,966	46,871
Total liabilities	1,542,451	5,020,832

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 24,939,948 shares and 23,091,062 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,494	2,309
Additional paid-in capital	127,643,001	125,208,624
Accumulated other comprehensive loss	46,898	18,766
Accumulated deficit	(72,879,943)	(70,010,461)
Total stockholders’ equity	54,812,450	55,219,238
Total liabilities and stockholders’ equity	$56,354,901	$60,240,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative	$1,934,324	$1,950,328
Research and development	2,942,320	1,729,851
Loss from operations	(4,876,644)	(3,680,179)

Other income (expense):
Change in fair value of warrant liabilities	1,542,132	76,867
Realized foreign currency translation loss from dissolution of subsidiaries	-	(7,171)
Foreign currency (loss) gain	(9,491)	-
Other income	24,183	-
Interest and dividends, net	450,338	47,245
Other income, net	2,007,162	116,941

Loss before income taxes	(2,869,482)	(3,563,238)
Provision for income taxes	-	-

Net loss	$(2,869,482)	$(3,563,238)

Weighted-average common shares outstanding, basic and diluted	24,337,812	2,211,207
Basic and diluted loss per share	$(0.12)	$(1.61)

Comprehensive loss:
Net loss	$(2,869,482)	$(3,563,238)
Foreign currency translation	28,132	-
Comprehensive loss	$(2,841,350)	$(3,563,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2025	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676

Stock-based compensation:
-stock options	-	-	96,985	-	-	96,985
-warrants	-	-	1,573	-	-	1,573
Issuance of common stock at-the-market for cash, net of offering costs	440,000	44	1,652,701	-	-	1,652,745
Issuance of common stock from the exercise of pre-funded warrants, net	871,000	87	784	-	-	871
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	7,171	-	7,171
Net loss	-	-	-	-	(3,563,238)	(3,563,238)
Balance at March 31, 2025	2,705,263	$270	$66,124,529	$-	$(53,146,016)	$12,978,783

Balance at January 1, 2025	23,091,062	2,309	125,208,624	18,766	(70,010,461)	55,219,238

Stock-based compensation:
-stock options	-	-	$138,364	$-	$-	$138,364
-warrants	-	-	817	-	-	817
Issuance of common stock for cashless exercise of pre-funded warrants	1,098,886	110	(110)	-	-	-
Issuance of common stock for exercise of pre-funded warrants	750,000	75	675	-	-	750
Reclassification to equity of the Placement Agent Warrants Liability	-	-	2,294,631	-	-	2,294,631
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	28,132	-	28,132
Net loss	-	-	-	-	(2,869,482)	(2,869,482)
Balance at March 31, 2026	24,939,948	$2,494	$127,643,001	$46,898	$(72,879,943)	$54,812,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,869,482)	$(3,563,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,821
Amortization expense	157,541	157,541
Stock-based compensation	139,182	98,558
Change in fair value of warrant liabilities	1,542,132	(76,867)
Realized foreign currency translation loss from dissolution of subsidiaries	-	7,171
Changes in operating assets and liabilities:
Prepaid expenses	(1,018,063)	129,712
Other current assets	(12,647)	(19,509)
Accounts payable and accrued liabilities	358,381	206,054
Net cash used in operating activities	(4,787,220)	(3,055,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(179,310)
Proceeds from exercises of pre-funded warrants	750	871
Proceeds from at-the-market common stock sales	-	1,652,745
Net cash provided by financing activities	750	1,474,306

Effect of foreign currency translation on cash	28,132	-

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(4,758,338)	$(1,581,451)
Cash, cash equivalents, and restricted cash - Beginning of period	55,259,805	6,922,729
Cash, cash equivalents, and restricted cash - End of period	$50,501,467	$5,341,278

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	50,400,377	5,341,278
Restricted cash	101,090	-
Total cash, cash equivalents and restricted cash	$50,501,467	$5,341,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,212	$7,892
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an initial public offering (the “Initial Public Offering”) on September 17, 2021. The Company is a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases, including central nervous system (CNS) disorders.

The Company’s primary operations (the “Therapeutics” segment) are focused on developing the Company’s lead product candidate, PAS-004, a next-generation macrocyclic mitogen-activated protein kinase, or MEK inhibitor that the Company believes may address the limitations and liabilities associated with existing drugs targeting a similar mechanism of action. In December 2023, the U.S. Food and Drug Administration (the “FDA”) cleared the Company’s Investigational New Drug application (the “IND”) for PAS-004 and the Company received a study may proceed letter from the FDA for its Phase 1 multicenter, open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors with a documented RAS, NF1 or RAF mutation or patients who have failed BRAF/MEK inhibition (the “FIH Phase 1 Advanced Cancer Study”). The Company is currently conducting the FIH Phase 1 Advanced Cancer Study at four clinical sites in the United States and three additional sites in Eastern Europe. The Company has completed the initial eight cohorts through 45 mg capsule and has not reached the maximum tolerated dose. The Company has filed a protocol amendment to continue dose escalation in the FIH Phase 1 Advanced Cancer Study using its tablet formulation of PAS-004 in an effort to continue exploring the safety, PK, and early signals of efficacy at higher dose levels of PAS-004. Simultaneously, a pilot food effect assessment is planned in a subset of patients who agree to participate in this optional component of the study. As such, the Company expects to complete the trial in 2028.

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC (“Alpha-5”), AlloMek Therapeutics, LLC (“AlloMek”) and Pasithea MacroMEK Pty Ltd. Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited company registered in Portugal. Pasithea Clinics Inc., legally dissolved as of September 3, 2025, was incorporated in Delaware. Alpha-5 and AlloMek are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $50.4 million in operating bank accounts and money market funds and working capital of approximately $51.2 million. The Company’s major sources of cash have been comprised of proceeds from various private and public offerings, the Initial Public Offering, ATM sales and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2026, the Company had cash and cash equivalents of approximately $50.4 million and an accumulated deficit of approximately $72.9 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s condensed consolidated financial position as of March 31, 2026 and the condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future interim or annual period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810, “Consolidation,” (“ASC 810”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC, Pasithea Clinics Inc. and Pasithea MacroMEK Pty Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Management regularly makes estimates related to the fair value of warrant liabilities; the recoverability of long-lived assets; the fair values and useful lives of intangible assets acquired in business combinations; the potential impairment of goodwill; and prepaid expenses and accrued expenses related to our contract research organizations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the condensed consolidated financial statements. As appropriate, the Company obtains reports from third-party valuation experts to inform and support estimates related to fair value measurements.

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

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the three months ended March 31, 2026 and 2025, the Company recorded grant income of $0 and $43,000, respectively, as a contra expense within research and development.

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

Defined-Contribution Savings Plan

In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three months ended March 31, 2026, and 2025 were approximately $52,000 and $43,000, respectively.

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

Cash and Cash Equivalents

The Company considers all money market funds with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash equivalents of $50.4 million and $55.2 million as of March 31, 2026 and December 31, 2025, respectively.

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to ten years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts. Leasehold improvements are amortized over the shorter of the estimated useful life of those leasehold improvements and the remaining lease term. Gains or losses on the disposal of property and equipment are determined by comparing the net proceeds from the sale, if any, with the carrying amount of the assets at the time of disposal. These gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss within other income (expense).

Common Stock Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

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

Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with ASC 815. Therefore any embedded conversion options and warrants accounted for as derivatives are to be recorded at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2026 and December 31, 2025, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents, March 31, 2026	$50,400,377	$50,400,377	$-	$-
Cash equivalents, December 31, 2025	$55,158,939	$55,158,939	$-	$-

Liabilities:
Public warrant liabilities, March 31, 2026	$-	$-	$-	$-
Representative warrant liabilities, March 31, 2026	$52,966	$-	$-	$52,966

Liabilities:
Public warrant liabilities, December 31, 2025	$3,842,857	$3,842,857	$-	$-
Representative warrant liabilities, December 31, 2025	$46,871	$-	$-	$46,871

The following table presents a reconciliation of the Level 3 Representative Warrant liabilities:

	Three Months Ended March 31,
	2026	2025
Representative warrant liabilities, January 1	$46,871	$9,932
Issuances	-	-
Exercises	-	-
Change in fair value	6,095	(4,708)
Representative warrant liabilities, March 31	$52,966	$5,224

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The following table presents a reconciliation of the Level 3 Derivative Warrant liabilities:

	Three Months Ended March 31,
	2026	2025
Derivative warrant liabilities, January 1	$3,842,857	$-
Issuances	-	-
Exercises	-	-
Change in fair value	(1,548,227)	-
Reclassification to equity	2,294,631
Derivative warrant liabilities, March 31	$-	$-

The change in fair value of the derivative warrant liabilities is recorded in change in fair value of derivative warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The fair value of the liability associated with the Public Warrants as of March 31, 2026 and December 31, 2025, was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of March 31, 2026 and December 31, 2025, was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is computed similarly to the basic earnings per share, except the weighted average number of shares of common stock outstanding is increased to include additional shares of common stock from the assumed exercise of share options, if dilutive. The following outstanding shares of common stock issuable upon exercise of stock options and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options	1,685,843	164,846
Warrants	13,090,120	3,293,692

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation gain of approximately $28,000. During the three months ended March 31, 2025, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation loss of approximately $0. Additionally, losses related to the now dissolved subsidiaries which were previously operating in functional currencies not that of the U.S. dollar as the parent were realized in the condensed consolidated statements of operations within other income (expense) in the amount of approximately $7,000 for the three months ended March 31, 2025.

The relevant translation rates are as follows:

	As of March 31,	As of December 31,
	2026	2025
Closing rate, British Pound (GBP) to $USD at period end	N/A	N/A
Average rate, GBP to $USD for the period ended	N/A	N/A
Closing rate, Euro (EUR) to $USD at period end	N/A	N/A
Average rate, EUR to $USD for the period ended	N/A	N/A
Closing rate, Australian Dollar (AUD) to $USD at period end	0.7022	0.6669
Average rate, AUD to $USD for the period of subsidiary inception to period end	0.6898	0.6450

N/A – Not applicable due to the Company having no operating subsidiaries with functional currencies other than that of the parent company U.S. Dollar

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. During the three months ended March 31, 2026, and 2025, the Company had no material items of other comprehensive income (loss) except for the unrealized foreign currency translation adjustment.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases, including central nervous system (CNS) disorders. See Note 10 Segment Information for further information.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard requires public business entities to disaggregate specific expense captions on the income statement into required natural expense categories within the footnotes to the financial statements. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on its financial statement disclosures.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets, net consists of the following (in thousands):

Intangible Assets

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
In-process research and development	$-	$-	$-	$2,900,000	$-	$(2,900,000)	$-
Patents and intellectual property	5,671,478	(2,048,033)	3,623,445	5,671,478	(1,890,492)		3,780,986
Intangible assets, net	$5,671,478	$(2,048,033)	$3,623,445	$8,571,478	$(1,890,492)		$3,780,986

As of March 31, 2026, future expected amortization expense of Intangible assets was as follows:

2026 (remaining)	$472,623
2027	630,164
2028	630,164
2029	630,164
2030	630,164
Thereafter	630,166
Remaining future amortization expense	$3,623,445

NOTE 4 – STOCKHOLDERS’ EQUITY

As of March 31, 2026, the Company was authorized to issue an aggregate of 505,000,000 shares. The authorized capital stock, as of such date, was divided into: (i) 500,000,000 shares of common stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 24,939,948 and 23,091,062 shares of its common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of the stockholders. Our Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”) and Second Amended and Restated Bylaws do not provide for cumulative voting rights.

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

Holders of our common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.

2021 Stock Incentive Plan

The Company’s Board and stockholders adopted and approved the 2021 Stock Incentive Plan (the “2021 Plan”) which took effect on July 15, 2021. The 2021 Plan allowed for the issuance of securities, including stock options, restricted stock, and restricted stock units (“RSUs”) to employees, Board members and consultants. On December 19, 2023, the remaining shares available under the 2021 Plan were added to the Company’s 2023 Stock Incentive Plan (the “2023 Incentive Plan”, or “2023 Plan”). There will be no new issuances under the 2021 Plan.

As of March 31, 2026, there were a total of 61,250 stock options outstanding under the 2021 Plan, which are all fully vested.

2023 Stock Incentive Plan

The Board and Company stockholders have adopted and approved the 2023 Plan which took effect on December 19, 2023. The 2023 Plan allows for the issuance of securities, including stock options, restricted stock, and RSUs to employees, Board members and consultants. The initial number of shares of common stock available for issuance under the 2023 Plan was 125,000 shares plus 28,389 unused shares reserved under the 2021 Plan, which will, on January 1 of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2033, unless the Board decides otherwise, automatically increase to equal to the lessor of (A) three percent (3%) of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by the Board.

On September 3, 2025, at our 2025 Annual Meeting of Stockholders, our stockholders approved an amendment (the “First Plan Amendment”) to our 2023 Plan increasing the number of shares of common stock authorized for issuance under the 2023 Plan by 1,750,000 shares to 2,014,221 shares. The First Plan Amendment became effective following its approval by our stockholders.

On January 28, 2026, at a Special Meeting of Stockholders (the “Special Meeting”), our stockholders approved an additional amendment (the “Second Plan Amendment”) to our 2023 Plan, as amended by the First Plan Amendment, increasing the number of shares of common stock authorized for issuance under the 2023 Plan, as amended by the First Plan Amendment, by 11,985,779 shares to 14,000,000 shares. The Second Plan Amendment became effective following its approval by our stockholders.

As of March 31, 2026, 14,000,000 total shares were available under the 2023 Plan, of which 1,624,593 shares were issued and outstanding and 12,375,407 shares were available for potential issuances.

At The Market Agreement with H.C. Wainwright

On November 26, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company was able to issue and sell, from time to time, through Wainwright, shares of its common stock, and pursuant to which Wainwright was able to sell its common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company was obligated to pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of common stock. As of March 31, 2025, the Company was authorized to offer and sell up to $2,076,000 of its common stock pursuant to the ATM Agreement.

On June 20, 2025, the Company increased the maximum aggregate offering price of the shares of common stock issuable under the ATM Agreement, from $2,076,000 to $4,227,000 and filed a prospectus supplement to register an aggregate of $2,151,000 of additional shares of common stock available to be sold under the ATM Agreement.

On January 26, 2026, the Company filed a Post-Effective Amendment No. 1 (the “Amendment”) to its Registration Statement on Form S-3 (File No. 333-271010) (the “Registration Statement”), to deregister any and all securities of the Company registered but unsold or otherwise unissued under the Registration Statement as of the date thereof. As a result of such Amendment, the Company is not able to sell any additional shares of its common stock under the ATM Agreement. As such, during the three months ended March 31, 2026, the Company did not sell any shares of common stock under its ATM Agreement.

During the three months ended March 31, 2025, the Company sold 440,000 shares of common stock under its ATM Agreement at an average price of $3.88 per share for gross proceeds of $1,705,528 and net proceeds of $1,652,745.

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

In addition, the Company issued to the placement agent or its designees warrants (the “December 2025 Placement Agent Warrants”) to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price equal to $0.9375 per share. The December 2025 Placement Agent Warrants expire on November 28, 2030, and become exercisable upon a shareholder approval to increase the authorized and unissued shares of common stock of the Company to satisfy the exercise of the December 2025 Placement Agent Warrants. As such, the December 2025 Placement Agent Warrants were not exercisable upon consummation of the offering. The Company concluded at issuance that the December 2025 Placement Agent Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the December 2025 Placement Agent Warrants as of the closing date of the December 2025 Offering or December 31, 2025. The Company recorded the December 2025 Placement Agent Warrants as liabilities at their fair value. This liability would be subject to remeasurement at each balance sheet date and any change in fair value would be recognized in the Company’s condensed consolidated statement of operations and comprehensive income. The Company incurred $3,426,238 of placement agent warrant issuance costs in connection with the December 2025 Offering. During the year ended December 31, 2025, the Company recorded a loss on derivative warrant liability related to the December 2025 Placement Agent Warrants of $416,619 and the fair value of the December 2025 Placement Agent Warrants as of December 31, 2025, was $3,842,857.

On January 28, 2026, the Company filed a Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware to increase the number of the Company’s authorized shares of common stock from 100,000,000 shares to 500,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the Special Meeting and became effective upon filing. Based on the new number of authorized shares of common stock of the Company on January 28, 2026, the Company had sufficient authorized and unissued shares to reclassify the December 2025 Placement Agent Warrants out of liability and as equity warrants. The fair value was remeasured at $2,294,631, with the warrant reclassified to equity as of that date, with the change in fair value of $1,548,227 recorded in the condensed consolidated statement of operations. The fair value of the December 2025 Placement Agent Warrants was estimated by using the Black Scholes method using the following inputs: the price of the Company’s common stock of $0.85; risk-free interest rates of 3.83%; and volatility of the Company’s common stock of 115.83%.

During the three months ended March 31, 2026, an aggregate of 1,850,000 December 2025 Pre-Funded Warrants were exercised and the Company issued an aggregate of 1,848,886 shares of common stock pursuant to the exercises. A total of 1,114 shares of common stock were cancelled with a value of $1,101 as part of a cashless exercise. 750,000 December 2025 Pre-Funded Warrants were exercised for cash for a total of $750. As of March 31, 2026, 63,303,335 December 2025 Pre-Funded Warrants are paid and issued but unexercised.

NOTE 5 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended March 31, 2026, the Company did not issue any stock options. During the three months ended March 31, 2026, stock options under the 2023 Plan to purchase an aggregate of 12,291 shares of common stock, subject to time-based milestone vesting conditions, vested.

During the three months ended March 31, 2025, the Company did not issue any stock options. During the three months ended March 31, 2025, stock options under the 2023 Plan to purchase an aggregate of 22,899 shares of common stock, subject to time-based milestone vesting conditions, vested.

Stock-Based Compensation

For the three months ended March 31, 2026 and 2025, total stock-based compensation expense related to the Company’s stock options was approximately $138,000 and $97,000, respectively. For the three months ended March 31, 2026, the Company recognized approximately $136,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $2,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025, the Company recognized approximately $92,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $5,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Stock option activity for the three months ended March 31, 2026, was as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2026	1,685,843	$2.77	9.60
Granted	-	$-	-	$-
Expired/Cancelled	-	$-	-
Outstanding, March 31, 2026	1,685,843	$2.77	9.36	$-

Exercisable, March 31, 2026	129,857	$26.13	7.06

As of March 31, 2026, remaining unamortized stock-based compensation expense related to the stock options was $721,000 with 33 months of amortization remaining.

NOTE 6 – WARRANTS

As of March 31, 2026, the fair value of the Public Warrants was approximately $0.226 per Public Warrant based on the closing price of the warrants on The Nasdaq Capital Market. As of March 31, 2026, the fair value of the Representative Warrants was approximately $0.235 per Representative Warrant, which was based on the relative fair value to the Public Warrants.

Warrants exercisable at March 31, 2026, were as follows:

Exercise Price	Number of warrants	Weighted-average remaining contractual term (years)	Weighted average exercise price
$0.72	10,000	9.57	-
$0.94	4,000,000	4.67	-
$1.40	5,536,428	2.85	-
$1.75	250,000	4.10	-
$3.85	2,439,026	1.76	-
$5.13	85,366	3.51	-
$8.13	1,500	7.92	-
$20.00	433,999	0.65	-
$37.60	100,001	1.38	-
$120.00	13,800	0.46	-
$125.00	220,000	0.46	-
Warrants outstanding as of March 31, 2026	13,090,120	3.11	$4.84

Warrants exercisable as of March 31, 2026	13,080,120	3.10	$4.85

No warrants expired/cancelled during the three months ended March 31, 2026.

For the three months ended March 31, 2026 and 2025, total stock-based compensation expense related to the Company’s warrants was approximately $817 and $1,573, respectively, and is recognized within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2026 and 2025, the Company issued no warrants.

NOTE 7 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

At March 31, 2026, diluted net loss per share did not include the effect of 13,090,120 shares of common stock issuable upon the exercise of outstanding warrants, and 1,685,843 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

At March 31, 2025, diluted net loss per share did not include the effect of 3,293,692 shares of common stock issuable upon the exercise of outstanding warrants, and 164,846 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – SEGMENT INFORMATION

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the three months ended March 31, 2026, and 2025 is included at the bottom of the table below.

	Three Months Ended March 31,
	2026	2025
Significant segment expenses
General and administrative (1)	1,640,086	1,696,425
Pre-clinical research (1)	374,361	61,993
CMC (1)	658,398	224,597
Clinical development (1)	1,907,076	1,434,804
Depreciation and amortization	157,541	161,708
Share based compensation expense	139,182	98,558
Other segment items (2)	-	2,094
Total operating and segment expenses	4,876,644	3,680,179

Reconciliation of net loss
Change in fair value of warrant liabilities	1,542,132	76,867
Realized foreign currency translation loss from dissolution of subsidiaries	-	(7,171)
Foreign currency gain/(loss)	(9,491)	-
Other income	24,183	-
Change in fair value of derivative warrant liability	-	-
Interest and dividends, net	450,338	47,245
Segment and consolidated net loss	(2,007,162)	(3,563,238)

(1)	includes personnel costs and excludes share-based compensation expense and impairment expense

(2)	includes litigation settlements, loss from sale of assets, and loss on asset write offs

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2026, through the date these condensed consolidated financial statements were included on this Quarterly Report on Form 10-Q and filed with the SEC. Other than the below, there are no subsequent events identified that would require disclosure in these condensed consolidated financial statements.

Exercise of Pre-Funded Warrants

From April 1, 2026, through May 13, 2026, a total of 8,474,500 December 2025 Pre-Funded Warrants were exercised by holders thereof, and the Company issued an aggregate of 8,474,500 shares of common stock upon such exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on March 30, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Pasithea Therapeutics Corp. and its subsidiaries, Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, Pasithea Clinics Inc., Alpha-5 Integrin, LLC, AlloMek Therapeutics, LLC and Pasithea MacroMEK Pty Ltd. Pasithea Clinics Inc., legally dissolved as of September 3, 2025, was incorporated in Delaware. Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda is a private limited company registered in Portugal. Alpha-5 Integrin, LLC and AlloMek Therapeutics, LLC are both Delaware limited liability companies. Pasithea MacroMEK Pty Ltd is registered in Australia. The operations of Pasithea Therapeutics Portugal, Sociedade Unipessoal Lda, and Pasithea Clinics Inc. have been discontinued.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC, and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to regain and maintain compliance with the listing standards of The Nasdaq Capital Market;

●	our plans to develop and commercialize our product candidates involve a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	potential impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that have been and may be made by the Trump presidential administration;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock and Public Warrants;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this Quarterly Report as well as the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

Company Summary

We are a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases, including central nervous system (CNS) disorders.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and 2025

Our financial results for the three months ended March 31, 2026, and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025	Change	% Change
General and administrative	$1,934,324	$1,950,328	$(16,004)	(0.8)%
Research and development	2,942,320	1,729,851	1,212,469	70.1%
Loss from operations	(4,876,644)	(3,680,179)	(1,196,465)	32.5%
Other income, net	2,007,162	116,941	1,890,221	1,616.4%
Net loss	$(2,869,482)	$(3,563,238)	$693,756	(19.5)%

General and Administrative

General and administrative expenses decreased by approximately $16,000, or 0.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by (i) a decrease in income tax expenses and tax credits of approximately $165,000, (ii) a decrease in accounting and business development expenses of approximately $24,000, (iii) a decrease in legal expenses of approximately $154,000, (iv) a decrease in insurance costs of approximately $22,000 and (v) a decrease in board fees of approximately $40,000, offset by (vi) an increase of approximately $240,000 in personnel costs, (vii) an increase in office expenses of approximately $49,000, (viii) an increase in stock-based compensation expense for employees and consultants of approximately $42,000, and (ix) an increase in public company and corporate communication costs of approximately $62,000.

We expect general and administrative expenses to continue to decrease in fiscal year 2026 as compared to fiscal year 2025 primarily due to a decrease in impairment expenses offset by a ramp up in operational activity, public company and corporate communications expenses, and non-cash stock-based compensation.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three months ended March 31, 2026 and 2025.

Research and development expenses increased by approximately $1,212,000, or 70.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to (i) an increase in clinical trial and regulatory expenses of approximately $472,000, (ii) an increase in chemistry, manufacturing and controls (“CMC”) expenses of approximately $507,000, (iii) an increase in preclinical research expense of approximately $130,000, and (iv) an increase in non-clinical research and development expense of approximately $109,000, offset by (vi) a decrease in other expenses of approximately $5,000.

We expect research and development expenses to continue to increase in fiscal year 2026 as compared to fiscal year 2025 primarily due to (i) an increase in clinical trial and regulatory expenses related to our ongoing clinical trials for PAS-004, (ii) an increase in CMC costs related to PAS-004 drug product and drug supply for our clinical trials, as well as the development of a liquid formation of PAS-004, (iii) the initiation of non-clinical absorption, distribution, metabolism and excretion (“ADME”) studies, non-clinical developmental and reproductive toxicology studies, and clinical human ADME studies, (iv) an increase in preclinical research for PAS-004, and (v) an increase in personnel costs related to anticipated new workforce hires to support our research and development activities.

Other Income, Net

For the three months ended March 31, 2026, other income, net increased by approximately $1,890,000, or 1,616.4%, as compared to the three months ended March 31, 2025. The increase during the three months ended March 31, 2026, was primarily driven by (i) an approximate $1,465,000 increase in the change of the fair value of warrant liabilities during the three months ended March 31, 2026, (ii) an increase in interest and dividends, net of approximately $403,000, (iii) a decrease in foreign currency gain of approximately $9,000, (iv) an increase in other income of approximately $24,000, and (v) an increase in realized foreign currency translation loss from dissolution of subsidiaries of approximately $7,000 due to the fact that it did not exist this quarter.

Working Capital

	As of March 31,	As of December 31,
	2026	2025
Current assets	$52,731,456	$56,459,084
Current liabilities	1,489,485	4,973,961
Working capital	$51,241,971	$51,485,123

Working capital decreased by approximately $245,000 from December 31, 2025, to March 31, 2026, due primarily to net cash used to fund operations for the three months ended March 31, 2026, offset by the December 2025 Placement Agents Warrant liabilities reclassified to equity.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(2,869,482)	$(3,563,238)

Net cash used in operating activities	$(4,787,220)	$(3,055,757)
Net cash provided by financing activities	750	1,474,306
Effect of foreign currency translation on cash	28,132	-
Decrease in cash, cash equivalents and restricted cash	$(4,758,338)	$(1,581,451)

Cash, cash equivalents and restricted cash decreased by approximately $4.8 million for the three months ended March 31, 2026, compared to a decrease of approximately $1.6 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily attributable to cash used to fund operations and an increase in prepaid expenses. The decrease for the three months ended March 31, 2025, was primarily attributable to cash used to fund operations which was partially offset by at-the-market sales of common stock of approximately $1.7 million.

Liquidity & Capital Resources Outlook

As of March 31, 2026, we had approximately $50.4 million in operating bank accounts and money market funds, with working capital of approximately $51.2 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our critical accounting estimates, which include (1) stock-based compensation and (2) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed on March 30, 2026. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the Notes to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Exchange Act, Rule 13a-15(e), are effective as of March 31, 2026 to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on March 30, 2026. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and Public Warrants could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2026, we issued to a consultant a warrant to purchase up to 15,000 shares of common stock, which warrant has an exercise price equal to $0.841 per share, and one-third of which shall vest 12 months after its date of issuance with the remainder vesting in equal tranches quarterly for two years thereinafter, and shall expire ten years from its date of issuance. Notwithstanding the foregoing, the purchase rights represented by such warrant shall become fully exercisable upon the consummation of a Change in Control (as defined therein). Such warrant was issued in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Pasithea Therapeutics Corp., as amended, dated January 28, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 28, 2026).
10.1	Second Amendment to Pasithea Therapeutics Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 28, 2026).
10.2	Executive Employment Agreement, dated April 3, 2026, by and between Pasithea Therapeutics Corp. and Kartik Krishnan, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2026