Form 10-Q
period 2026-09-30
Pasithea Therapeutics Corp.
filed 2026-11-13
CIK 1841330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 12, 2026, there were 36,752,548 shares of the registrant’s common stock outstanding. This number does not include 51,490,735 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of November 12, 2026 (which are immediately exercisable at an exercise price of $0.001 per share of common stock, subject to beneficial ownership limitations).

PASITHEA THERAPEUTICS CORP.

FORM 10-Q

For the Quarter ended September 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,218,508	$55,158,939
Restricted cash	101,547	100,866
Prepaid expenses	1,826,999	811,456
Other current assets	35,041	387,823
Total current assets	43,182,095	56,459,084

Intangibles, net	3,308,363	3,780,986
Total assets	$46,490,458	$60,240,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,755,839	$1,131,104
Warrant liabilities - Placement Agent warrants	-	3,842,857
Total current liabilities	2,755,839	4,973,961

Non-current liabilities
Warrant liabilities - Representative warrants	-	46,871
Total non-current liabilities	-	46,871
Total liabilities	2,755,839	5,020,832

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 33,414,448 shares and 23,091,062 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,341	2,309
Additional paid-in capital	128,416,498	125,208,624
Accumulated other comprehensive income	47,968	18,766
Accumulated deficit	(84,733,188)	(70,010,461)
Total stockholders’ equity	43,734,619	55,219,238
Total liabilities and stockholders’ equity	$46,490,458	$60,240,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
General and administrative	$2,512,575	$1,752,262	$6,474,563	$5,364,813
Research and development	4,457,107	1,357,793	11,085,045	5,236,320
Loss from operations	(6,969,682)	(3,110,055)	(17,559,608)	(10,601,133)

Other income (expense):
Change in fair value of warrant liabilities	32,341	46,870	1,595,097	115,301
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	(7,171)
Foreign currency (loss) gain	3,183	(26,250)	(36,100)	3,040
Other income	(16,079)	8,619	46,286	28,083
Interest and dividends, net	370,844	43,396	1,231,598	145,065
Other income, net	390,289	72,635	2,836,881	284,318

Loss before income taxes	(6,579,393)	(3,037,420)	(14,722,727)	(10,316,815)
Provision for income taxes	-	-	-	-

Net loss	$(6,579,393)	$(3,037,420)	$(14,722,727)	$(10,316,815)

Weighted-average common shares outstanding, basic and diluted	33,414,448	7,443,577	29,984,022	5,117,845
Basic and diluted loss per share	$(0.20)	$(0.41)	$(0.49)	$(2.02)

Comprehensive loss:
Net loss	$(6,579,393)	$(3,037,420)	$(14,722,727)	$(10,316,815)
Foreign currency translation	38,398	18,301	29,202	18,301
Comprehensive loss	$(6,540,995)	$(3,019,119)	$(14,693,525)	$(10,298,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at January 1, 2025	1,394,263	$139	$64,372,486	$(7,171)	$(49,582,778)	$14,782,676
Stock-based compensation:
-stock options	-	-	96,985	-	-	96,985
-warrants	-	-	1,573	-	-	1,573
Issuance of common stock at-the-market for cash, net of offering costs	440,000	44	1,652,701	-	-	1,652,745
Issuance of common stock from the exercise of pre-funded warrants, net	871,000	87	784	-	-	871
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	7,171	-	7,171
Net loss	-	-	-	-	(3,563,238)	(3,563,238)
Balance at March 31, 2025	2,705,263	$270	$66,124,529	$-	$(53,146,016)	$12,978,783

Stock-based compensation:
-stock options	-	-	57,645	-	-	57,645
Issuance of common stock at-the-market for cash, net of offering costs	252,600	25	358,012	-	-	358,037
Issuance of common stock in May 2025 public offering, net of offering costs	3,571,428	357	4,214,149	-	-	4,214,506
Issuance of common stock from the exercise of warrants, net	914,286	91	1,279,909	-		1,280,000
Foreign currency translation	-	-	-	5,631	-	5,631
Net loss	-	-	-	-	(3,716,157)	(3,716,157)
Balance at June 30, 2025	$7,443,577	$743	$72,034,244	$5,631	$(56,862,173)	$15,178,445

Stock-based compensation:
-stock options	-	-	52,987	-	-	52,987
Foreign currency translation	-	-	-	12,670	-	12,670
Net loss	-	-	-	-	(3,037,420)	(3,037,420)
Balance at September 30, 2025	7,443,577	$743	$72,087,231	$18,301	$(59,899,593)	$12,206,682

Balance at January 1, 2026	23,091,062	2,309	125,208,624	18,766	(70,010,461)	55,219,238

Stock-based compensation:
-stock options	-	-	138,364	-	-	138,364
-warrants	-	-	817	-	-	817
Issuance of common stock for cashless exercise of pre-funded warrants	1,098,886	110	(110)	-	-	-
Issuance of common stock for exercise of pre-funded warrants	750,000	75	675	-	-	750
Reclassification to equity of the Placement Agent Warrants Liability	-	-	2,294,631	-	-	2,294,631
Foreign currency translation	-	-	-	20,596	-	20,596
Net loss	-	-	-	-	(2,869,482)	(2,869,482)
Balance at March 31, 2026	24,939,948	$2,494	$127,643,001	$39,362	$(72,879,943)	$54,804,914

Stock-based compensation:
-stock options	-	-	328,564	-	-	328,564
-warrants	-	-	1,377	-	-	1,377
Issuance of common stock for exercise of pre-funded warrants	8,474,500	847	7,629	-	-	8,476
Foreign currency translation	-	-	-	(29,792)	-	(29,792)
Net loss	-	-	-	-	(5,273,852)	(5,273,852)
Balance at June 30, 2026	33,414,448	$3,341	$127,980,571	$9,570	$(78,153,795)	$49,839,687

Stock-based compensation:
-stock options	-	-	434,550	-	-	434,550
-warrants	-	-	1,377	-	-	1,377
Foreign currency translation	-	-	-	38,398	-	38,398
Net loss	-	-	-	-	(6,579,393)	(6,579,393)
Balance at September 30, 2026	33,414,448	$3,341	$128,416,498	$47,968	$(84,733,188)	$43,734,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,722,727)	$(10,316,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	32,421
Amortization expense	472,623	472,623
Stock-based compensation	905,049	209,190
Change in fair value of warrant liabilities	(46,871)	(115,301)
Realized foreign currency translation loss from dissolution of subsidiaries	-	7,171
Change in fair value of derivative warrant liability	(1,548,226)	-
Loss on asset write-off	-	103,322
Changes in operating assets and liabilities:
Prepaid expenses	(1,015,543)	(535,089)
Other current assets	352,782	109,880
Accounts payable and accrued liabilities	1,624,735	217,930
Net cash used in operating activities	(13,978,178)	(9,814,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from the exercise of warrants, net	9,226	-
Payments on financed director and officer insurance	-	(408,969)
Proceeds from exercises of pre-funded warrants	-	871
Proceeds from sale of common stock under ATM agreement, net	-	2,010,782
Proceeds from sale of common stock from public offerings, net	-	4,214,506
Proceeds from exercises of warrants	-	1,280,000
Net cash provided by financing activities	9,226	7,097,190

Effect of foreign currency translation on cash	29,202	18,301

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(13,939,750)	$(2,699,177)
Cash, cash equivalents, and restricted cash - Beginning of period	55,259,805	6,922,729
Cash, cash equivalents, and restricted cash - End of period	$41,320,055	$4,223,552

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	41,218,508	4,122,953
Restricted cash	101,547	100,599
Total cash, cash equivalents and restricted cash	$41,320,055	$4,223,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$13,212
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash activity:
Reclassification to equity of the Placement Agent Warrants Liability	$2,294,631	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PASITHEA THERAPEUTICS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Pasithea Therapeutics Corp. (“Pasithea” or the “Company”) was incorporated in the State of Delaware on May 12, 2020 and completed an initial public offering (the “Initial Public Offering”) on September 17, 2021. The Company is a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases.

The Company’s lead product candidate, PAS-004, is a next-generation oral once-daily macrocyclic mitogen-activated protein kinase, or MEK inhibitor being developed for the long-term treatment of chronic diseases, including the neurofibromatosis type 1 (“NF1”)-associated plexiform neurofibromas (“PN”) and cutaneous neurofibromas (“cNF”). In December 2023, the Company initiated its ongoing Phase 1 open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors at sites in the United States and in Eastern Europe.

In May 2025, the Company initiated its ongoing Phase 1/1b open-label, dose escalation trial of PAS-004 in adult patients with NF1 with symptomatic and inoperable, incompletely resected, or recurrent PNs that is being conducted at sites in the United States, Australia, and South Korea.

In November 2026, the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug (“IND”) application for a randomized, placebo-controlled Phase 2 clinical trial for PAS-004 in patients with NF1-associated cNF.

The Company is focused on developing PAS-004 for the treatment of symptomatic and inoperable NF1-PN in adult and pediatric patients, as well as adults with NF1-Assocaited cNF.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had approximately $41.2 million in operating bank accounts and money market funds, and working capital of approximately $40.4 million. The Company’s major sources of cash have been comprised of proceeds from various private and public offerings, the Initial Public Offering, ATM sales and the exercise of warrants. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2026, the Company had cash and cash equivalents of approximately $41.2 million and an accumulated deficit of approximately $84.7 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Management considered whether or not there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and concluded that there are none as it estimates that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s condensed consolidated financial position as of September 30, 2026 and the condensed consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2026 and 2025.

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future interim or annual period.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research and development activities, payments to third parties for pre-clinical, non-clinical and clinical activities, costs to acquire drug products from contract development and manufacturing organizations and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts and research and development costs related to our discovery programs. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and development also includes contra expense related to costs reimbursed under the Company’s grant agreement. For the three months ended September 30, 2026 and 2025, the Company had no grant income as a contra expense within research and development. For the nine months ended September 30, 2026 and 2025, the Company recorded grant income of $0 and $43,000, respectively, as a contra expense within research and development.

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

Defined-Contribution Savings Plan

In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to employees who meet the minimum age and length of service requirements. The contributions made during the three months ended September 30, 2026, and 2025 were approximately $28,000 and $21,000, respectively. The contributions made during the nine months ended September 30, 2026, and 2025 were approximately $80,000 and $65,000, respectively.

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

Cash and Cash Equivalents

The Company considers all money market funds with an original maturity of three months or less when purchased to be cash equivalents, classified as trading securities. The Company had cash and cash equivalents of $41.2 million and $55.2 million as of September 30, 2026 and December 31, 2025, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2026 and December 31, 2025, respectively, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance corporation insurance limit of $250,000. As of September 30, 2026, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents, September 30, 2026	$41,218,508	$41,218,508	$-	$-
Cash and cash equivalents, December 31, 2025	$55,158,939	$55,158,939	$-	$-

Liabilities:
Placement Agent warrant liabilities, September 30, 2026	$-	$-	$-	$-
Representative warrant liabilities, September 30, 2026	$-	$-	$-	$-

Liabilities:
Placement Agent warrant liabilities, December 31, 2025	$3,842,857	$3,842,857	$-	$-
Representative warrant liabilities, December 31, 2025	$46,871	$-	$-	$46,871

The following table presents a reconciliation of the Level 3 Representative Warrant liabilities:

	Three Months Ended September 30,
	2026	2025
Representative warrant liabilities, July 1	$32,341	$5,741
Issuances	-	-
Exercises	-	-
Change in fair value	(32,341)	(2,870)
Representative warrant liabilities, September 30	$-	$2,871

	Nine Months Ended September 30,
	2026	2025
Representative warrant liabilities, January 1	$46,871	$9,932
Issuances	-	-
Exercises	-	-
Change in fair value	(46,871)	(7,061)
Representative warrant liabilities, September 30	$-	$2,871

The change in fair value of the Representative Warrants liabilities is recorded in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The following table presents a reconciliation of the Level 3 Derivative Warrant liabilities:

	Nine Months Ended September 30,
	2026	2025
Derivative warrant liabilities, January 1	$3,842,857	$-
Issuances	-	-
Exercises	-	-
Change in fair value	(1,548,226)	-
Reclassification to equity	(2,294,631)	-
Derivative warrant liabilities, September 30	$-	$-

The change in fair value of the derivative warrant liabilities is recorded in change in fair value of derivative warrant liabilities on the condensed consolidated statements of operations and comprehensive loss.

The fair value of the cash equivalents is based on the fair value of marketable securities invested in U.S. government money market funds.

The Public Warrants and Representative Warrants expired on September 16, 2026; accordingly, no liability was recorded for them as of September 30, 2026. The fair value of the liability associated with the Public Warrants as of December 31, 2025 was based on the quoted closing price on The Nasdaq Capital Market and is classified as Level 1. The fair value of the liability associated with the Representative Warrants as of December 31, 2025 was based on an estimate of the relative fair value to the Public Warrants, accounting for a small difference in the exercise price, and is classified as Level 3.

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

	Nine Months Ended September 30,
	2026	2025
Stock options	7,551,013	151,318
Warrants	11,651,807	9,772,262

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

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the condensed consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation gain of approximately $38,000 and $29,000, respectively. During the three and nine months ended September 30, 2025, the Company had one operating subsidiary with a functional currency other than the U.S. dollar, which experienced a foreign currency translation gain of approximately $18,000. Additionally, losses related to the now dissolved subsidiaries which were previously operating in functional currencies not that of the U.S. dollar as the parent were realized in the condensed consolidated statements of operations within other income (expense) in the amount of approximately $7,000 for the three and nine months ended September 30, 2025.

The relevant translation rates are as follows:

	As of September 30,	As of December 31,
	2026	2025
Closing rate, British Pound (GBP) to $USD at period end	N/A	N/A
Average rate, GBP to $USD for the period ended	N/A	N/A
Closing rate, Euro (EUR) to $USD at period end	N/A	N/A
Average rate, EUR to $USD for the period ended	N/A	N/A
Closing rate, Australian Dollar (AUD) to $USD at period end	0.6974	0.6669
Average rate, Australian Dollar to $USD for the period of subsidiary inception to period end	0.7036	0.6450

N/A – Not applicable. The Company has one operating subsidiary with functional currencies other than that of the parent company U.S. Dollar

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. During the three and nine months ended September 30, 2026, and 2025, the Company had no material items of other comprehensive income (loss) except for the unrealized foreign currency translation adjustment.

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

Leases

The Company’s previous leases were related to office space. The Company determines whether a contract is or contains a lease at the time of the contract’s inception based on the presence of identified assets and the Company’s right to obtain substantially all the economic benefit from or to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrently with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. If the Company’s lease terms include an option to extend the lease for a set period, the Company evaluates the renewal option and should it be reasonably certain that the Company will exercise that option, adjusts the ROU asset and liability accordingly. The Company did not have any significant leases outstanding as of September 30, 2026 and December 31, 2025.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases. See Note 10 Segment Information for further information.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets, net consists of the following

Intangible Assets

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
In-process research and development	$-	$-	$-	$2,900,000	$-	$(2,900,000)	$-
Patents and intellectual property	5,671,478	(2,363,115)	3,308,363	5,671,478	(1,890,492)		3,780,986
Intangible assets, net	$5,671,478	$(2,363,115)	$3,308,363	$8,571,478	$(1,890,492)	$(2,900,000)	$3,780,986

As of September 30, 2026, future expected amortization expense of Intangible assets was as follows:

2026 (remaining)	$157,541
2027	630,164
2028	630,164
2029	630,164
2030	630,164
Thereafter	630,166
Remaining future amortization expense	3,308,363

NOTE 4 – STOCKHOLDERS’ EQUITY

As of September 30, 2026, the Company was authorized to issue an aggregate of 505,000,000 shares. The authorized capital stock, as of such date, was divided into: (i) 500,000,000 shares of Common Stock having a par value of $0.0001 per share and (ii) 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Common Stock

The Company had 33,414,448 and 23,091,062 shares of its common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, there were a total of 61,250 stock options outstanding under the 2021 Plan, which are all fully vested.

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

As of September 30, 2026, 14,000,000 total shares were authorized for issuance under the 2023 Plan, of which 7,489,763 shares were issued and outstanding and 6,510,237 shares were available for potential issuances.

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

On January 26, 2026, the Company filed a Post-Effective Amendment No. 1 (the “Amendment”) to its Registration Statement on Form S-3 (File No. 333-271010) (the “Registration Statement”), to deregister any and all securities of the Company registered but unsold or otherwise unissued under the Registration Statement as of the date thereof. As a result of such Amendment, the Company is not able to sell any additional shares of its common stock under the ATM Agreement. As such, during the three and nine months ended September 30, 2026, the Company did not sell any shares of common stock under its ATM Agreement.

During the nine months ended September 30, 2025, we sold 692,600 shares of Common Stock under our ATM Agreement at a weighted average price of $3.00 for gross proceeds of $2,075,688 and net proceeds of $2,010,782. There were no sales of Common Stock under the ATM Agreement during the three months ended September 30, 2025.

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

In addition, the Company issued to the placement agent or its designees warrants (the “December 2025 Placement Agent Warrants”) to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price equal to $0.9375 per share. The December 2025 Placement Agent Warrants expire on November 28, 2030, and become exercisable upon a shareholder approval to increase the authorized and unissued shares of common stock of the Company to satisfy the exercise of the December 2025 Placement Agent Warrants. As such, the December 2025 Placement Agent Warrants were not exercisable upon consummation of the offering. The Company concluded at issuance that the December 2025 Placement Agent Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the December 2025 Placement Agent Warrants as of the closing date of the December 2025 Offering or December 31, 2025. The Company recorded the December 2025 Placement Agent Warrants as liabilities at their fair value. This liability would be subject to remeasurement at each balance sheet date and any change in fair value would be recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company incurred $3,426,238 of placement agent warrant issuance costs in connection with the December 2025 Offering. During the year ended December 31, 2025, the Company recorded a loss on derivative warrant liability related to the December 2025 Placement Agent Warrants of $416,619 and the fair value of the December 2025 Placement Agent Warrants as of December 31, 2025, was $3,842,857.

On January 28, 2026, the Company filed a Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware to increase the number of the Company’s authorized shares of common stock from 100,000,000 shares to 500,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the Special Meeting and became effective upon filing. Based on the new number of authorized shares of common stock of the Company on January 28, 2026, the Company had sufficient authorized and unissued shares to reclassify the December 2025 Placement Agent Warrants out of liability and as equity warrants. The fair value was remeasured at $2,294,631, with the warrant reclassified to equity as of that date, with the change in fair value of $1,548,226 recorded in the condensed consolidated statement of operations. The fair value of the December 2025 Placement Agent Warrants was estimated by using the Black Scholes method using the following inputs: the price of the Company’s common stock of $0.85; risk-free interest rates of 3.83%; and volatility of the Company’s common stock of 115.83%.

During the three months ended September 30, 2026, no December 2025 Pre-Funded Warrants were exercised.

During the nine months ended September 30, 2026, an aggregate of 10,324,500 December 2025 Pre-Funded Warrants were exercised and the Company issued an aggregate of 10,323,386 shares of common stock pursuant to the exercises A total of 1,114 shares of common stock were cancelled with a value of $1,101 as part of a cashless exercise. 750,000 December 2025 Pre-Funded Warrants were exercised for cash for a total of $750.

As of September 30, 2026, 54,828,835 December 2025 Pre-Funded Warrants are paid and issued but unexercised.

NOTE 5 – STOCK OPTIONS

Stock Options Issued, Vested and Cancelled

During the three months ended September 30, 2026, the Company granted no stock options and had no forfeitures of stock options, and stock options under the 2023 Plan to purchase an aggregate of 3,124 shares of common stock, subject to time-based milestone vesting conditions, vested.

During the nine months ended September 30, 2026, the Company granted 5,865,170 stock options, had no forfeitures of stock options. The issued stock options had a strike price equal to $0.841, and a term of 10 years. The stock options are subject to time-based vesting over a term ranging between one to three years. These stock options had a total fair value of approximately $4,665,000, as calculated using the Black-Scholes pricing model with the following assumptions: volatility of 112.33%, discount rate of 3.57%, expected term of 6.5 years, and an exercise price of $0.841. Additionally, during the nine months ended September 30, 2026, stock options to purchase an aggregate of 18,539 shares of common stock, subject to time-based milestone vesting conditions, vested.

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

Stock-Based Compensation

For the three months ended September 30, 2026 and 2025, total stock-based compensation expense related to the Company’s stock options was approximately $435,000 and $53,000, respectively. For the three months ended September 30, 2026, the Company recognized approximately $360,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $75,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2025, the Company recognized approximately $52,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $1,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Total stock-based compensation related to the Company’s stock options was approximately $901,000 and approximately $208,000 for nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Company recognized approximately $786,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $115,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025, the Company recognized approximately $201,000 of stock-based compensation related to its stock options within general and administrative expense, and approximately $7,000 within research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Stock option activity for the nine months ended September 30, 2026, was as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding, January 1, 2026	1,685,843	$2.77	9.60	$-
Granted	5,865,170	$0.841	9.84	$-
Expired/Cancelled	-	$-	-	$-
Outstanding, September 30, 2026	7,551,013	$1.27	9.42	$-

Exercisable, September 30, 2026	136,105	$25.30	6.60	$-

As of September 30, 2026, remaining unamortized stock-based compensation expense related to the stock options was approximately $2,734,710 with 31 months of amortization remaining.

NOTE 6 – WARRANTS

On September 16, 2026, all 220,000 Public Warrants and 13,800 Representative Warrants expired unexercised. Upon expiration, the Company derecognized the remaining warrant liabilities of $32,341, which was recognized within change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026. As of September 30, 2026, no Public Warrants or Representative Warrants were outstanding.

Warrants exercisable at September 30, 2026, were as follows:

Exercise Price	Number of warrants	Weighted-average remaining contractual term (years)	Weighted average exercise price
$0.72	10,000	9.07
$0.84	15,000	9.59
$0.94	4,000,000	4.17
$1.40	5,536,428	2.35
$1.75	250,000	3.60
$3.85	1,219,513	3.01
$5.13	85,366	3.01
$8.13	1,500	7.42
$20.00	433,999	0.15
$37.60	100,001	0.88
Warrants outstanding as of September 30, 2026	11,651,807	2.98	$2.53

Warrants exercisable as of September 30, 2026	11,626,807	2.98	$2.54

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

At September 30, 2026, diluted net loss per share did not include the effect of 11,651,807 shares of Common Stock issuable upon the exercise of outstanding warrants, and 7,551,013 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

At September 30, 2025, diluted net loss per share did not include the effect of 9,772,262 shares of common stock issuable upon the exercise of outstanding warrants, and 151,318 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be antidilutive during the periods prior to conversion.

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

NOTE 10 – SEGMENT INFORMATION

The Company views its operations and manages its business as one operating and reportable segment, which is the business of research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the CODM. Consistent with the operational structure, the Chief Executive Officer, as the CODM, reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects, and planning and forecasting for future periods on a consolidated basis. Operating expenses are used to monitor budget versus actual results in assessing performance of the segment. Total assets are monitored by the CODM on a consolidated basis which is reported on the face of the consolidated balance sheets. All the Company’s long-lived assets are held in the United States.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the nine months ended September 30, 2026, and 2025 is included at the bottom of the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Significant segment expenses	2026	2025	2026	2025
General and administrative (1)	1,993,415	1,539,554	5,217,565	4,696,702
Pre-clinical research (1)	203,176	136,271	634,973	301,607
Non-clinical research (1)	158,276	-	559,545
CMC (1)	524,375	293,982	2,138,648	617,992
Clinical development (1)	3,496,523	926,228	7,630,755	4,289,307
Depreciation and amortization	157,541	158,942	472,623	482,396
Share based compensation expense	435,926	52,987	905,049	209,190
Other segment items (2)	450	2,091	450	3,939
Total operating and segment expenses	6,969,682	3,110,055	17,559,608	10,601,133

Reconciliation of net loss
Change in fair value of warrant liabilities	32,341	46,870	1,595,097	115,301
Realized foreign currency translation loss from dissolution of subsidiaries	-	-	-	(7,171)
Foreign currency gain/(loss)	3,183	(26,250)	(36,100)	3,040
Other income	(16,079)	8,619	46,286	28,083
Interest and dividends, net	370,844	43,396	1,231,598	145,065
Segment and consolidated net loss	6,579,393	3,037,420	14,722,727	10,316,815

(1)	includes personnel costs and excludes share-based compensation expense and impairment expense

(2)	includes litigation settlements, loss from sale of assets, and loss on asset write offs

NOTE 11 – SUBSEQUENT EVENTS

Exercise of Pre-Funded Warrants

From October 1, 2026, through November 12, 2026, a total of 3,338,100 December 2025 Pre-Funded Warrants were exercised by holders thereof, and the Company issued an aggregate of 3,338,100 shares of Common Stock upon such exercises.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “continue,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. These forward-looking statements speak only as of the date of filing this Quarterly Report with the SEC, and include, without limitation, statements about the following:

●	our lack of operating history;

●	the expectation that we will incur significant operating losses for the foreseeable future and will need significant additional capital;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to regain and maintain compliance with the listing standards of The Nasdaq Capital Market;

●	our plans to develop and commercialize our product candidates involve a lengthy and expensive process, with an uncertain outcome;

●	the initiation, enrollment, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;

●	the timing of interim data and final results from our clinical trials for PAS-004;

●	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;

●	potential impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that have been and may be made by the Trump presidential administration;

●	the timing and focus of our future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our future product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our future product candidates;

●	our ability to obtain and maintain regulatory approval of our future product candidates;

●	our plans relating to the further development of our future product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our dependence on third parties;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	our financial performance and sustaining an active trading market for our Common Stock;

●	our ability to restructure our operations to comply with any potential future changes in government regulation; and

●	the impact of global economic and market conditions and political developments on our business, including, among others, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our Common Stock and our ability to access capital markets.

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

Company Summary

We are a clinical-stage biotechnology company focused on the discovery, research and development of innovative treatments for RASopathies, MAPK pathway-driven tumors and other diseases.

Our lead product candidate, PAS-004, is a next-generation oral once-daily macrocyclic mitogen-activated protein kinase, or MEK inhibitor being developed for the long-term treatment of chronic diseases, including the neurofibromatosis type 1 (“NF1”)- associated plexiform neurofibromas (“PN”) and cutaneous neurofibromas (“cNF”). In December 2023, we initiated our ongoing Phase 1 open-label, dose escalation trial of PAS-004 in patients with MAPK pathway-driven advanced tumors at sites in the United States and in Eastern Europe.

In May 2025, we initiated our ongoing Phase 1/1b open-label, dose escalation trial of PAS-004 in adult patients with NF1 with symptomatic and inoperable, incompletely resected, or recurrent plexiform neurofibromas (“PN”) that is being conducting at sites in the United States, Australia, and South Korea.

In November 2026, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug (“IND”) application for a randomized, placebo-controlled Phase 2 clinical trial for PAS-004 in patients with NF1-associated cNF.

The Company is focused on developing PAS-004 for the treatment of symptomatic and inoperable NF1-PN in adult and pediatric patients, as well as adults with NF1-assocaited cNF.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026, and 2025

Our financial results for the three and nine months ended September 30, 2026, and 2025 are summarized as follows:

	For the Three Months Ended September 30,
	2026	2025	Change	% Change
General and administrative	$2,512,575	$1,752,262	$760,313	43.4%
Research and development	4,457,107	1,357,793	3,099,314	228.3%
Loss from operations	(6,969,682)	(3,110,055)	(3,859,627)	124.1%
Other income, net	390,289	72,635	317,654	437.3%
Net loss	(6,579,393)	(3,037,420)	(3,541,973)	116.6%

	For the Nine Months Ended September 30,
	2026	2025	Change	% Change
General and administrative	$6,474,563	$5,364,813	$1,109,750	20.7%
Research and development	11,085,045	5,236,320	5,848,725	111.7%
Loss from operations	(17,559,608)	(10,601,133)	(6,958,475)	65.6%
Other income (expense), net	2,836,881	284,318	2,552,563	897.8%
Net loss	(14,722,727)	(10,316,815)	(4,405,912)	42.7%

General and Administrative

General and administrative expenses increased by approximately $760,000, or 43.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by increases in (i) legal expenses of approximately $413,000, (ii) non-cash stock-based expense of approximately $309,000, (iii) office and other expenses of approximately $200,000, and (iv) insurance expenses of approximately $10,000. These increases were partially offset by decreases in (i) personnel and board expenses of approximately $143,000, (ii) accounting and business development of approximately $25,000, and (iii) public company expenses of approximately $2,000.

General and administrative expenses increased by approximately $1,110,000, or 20.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by increases in (i) non-cash stock-based expense of approximately $588,000, (ii) office and other expenses of approximately $147,000, (iii) personnel and board expenses of approximately $142,000, (iv) legal expenses of approximately $121,000, (v) public company expenses of approximately $65,000, and (vi) accounting and business development of approximately $61,000. These increases were partially offset by decreases in (i) non-cash depreciation and amortization of approximately $10,000 and (ii) insurance expenses of approximately $4,000.

We expect general and administrative expenses to continue to increase in fiscal year 2026 as compared to fiscal year 2025 primarily due to a ramp up in operational activity, public company and corporate communications expenses, and non-cash stock-based compensation, partially offset by a decrease in impairment expenses.

Research and Development

Research and development expenses relate to activities primarily focused on the development of PAS-004 for the three and nine months ended September 30, 2026 and 2025.

Research and development expenses increased by approximately $3,099,000, or 228.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to (i) an increase in clinical trial and regulatory expenses of approximately $2,570,000, (ii) an increase in chemistry, manufacturing and controls (“CMC”) expenses of approximately $230,000, (iii) an increase in non-clinical research and development expense of approximately $158,000, (iv) an increase in preclinical research expense of approximately $72,000 and (v) non-cash stock expense of approximately $73,000. These increases were partially offset by a decrease in other expenses of approximately $5,000.

Research and development expenses increased by approximately $5,849,000, or 111.7%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to (i) an increase in clinical trial and regulatory expenses of approximately $3,341,000, (ii) an increase in CMC expenses of approximately $1,521,000, (iii) an increase in non-clinical research and development expense of approximately $560,000, (iv) an increase in preclinical research expense of approximately $348,000, and (v) non-cash stock expense of approximately $108,000, offset by (vi) a decrease in other expenses of approximately $25,000.

We expect research and development expenses to continue to increase in fiscal year 2026 as compared to fiscal year 2025 primarily due to (i) an increase in clinical trial and regulatory expenses related to our ongoing clinical trials for PAS-004 and preparation for future clinical trials, (ii) an increase in CMC costs related to PAS-004 drug product and drug supply for our clinical trials, as well as the development of a liquid formation of PAS-004, (iii) the ongoing non-clinical absorption, distribution, metabolism and excretion (“ADME”) studies, and non-clinical developmental and reproductive toxicology studies, (iv) the ongoing clinical human ADME studies, and (v) an increase in personnel costs related to new workforce hires to support our research and development activities.

Other Income, Net

For the three months ended September 30, 2026, other income, net increased by approximately $318,000, or 437.3%, as compared to the three months ended September 30, 2025. The increase during the three months ended September 30, 2026, was primarily driven by (i) an increase in interest and dividends, net of approximately $327,000 and (ii) an increase in foreign currency gain of approximately $29,000, partially offset by (iii) a decrease in other income of approximately $25,000 and (iv) an approximate $15,000 decrease in the change in fair value of warrant liabilities.

For the nine months ended September 30, 2026, other income, net increased by approximately $2,553,000, or 897.8%, as compared to the nine months ended September 30, 2025. The increase during the nine months ended September 30, 2026, was primarily driven by (i) an approximate $1,480,000 increase in the change in fair value of warrant liabilities, (ii) an increase in interest and dividends, net of approximately $1,087,000, (iii) an increase in other income of approximately $18,000, and (iv) a decrease in realized foreign currency translation loss from dissolution of subsidiaries of approximately $7,000, offset by (v) a decrease in foreign currency gain of approximately $39,000.

Working Capital

	As of September 30,	As of December 31,
	2026	2025
Current assets	$43,182,095	$56,459,084
Current liabilities	2,755,839	4,973,961
Working capital	$40,426,256	$51,485,123

Working capital decreased by approximately $11,059,000 from December 31, 2025, to September 30, 2026, due primarily to net cash used to fund operations for the nine months ended September 30, 2026, offset by the December 2025 Placement Agent Warrant liabilities reclassified to equity.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2026	2025
Net loss	$(14,722,727)	$(10,316,815)

Net cash used in operating activities	$(13,978,178)	$(9,814,668)
Net cash provided by financing activities	9,226	7,097,190
Effect of foreign currency translation on cash	29,202	18,301
Increase (decrease) in cash, cash equivalents and restricted cash	$(13,939,750)	$(2,699,177)

Cash, cash equivalents and restricted cash decreased by approximately $13.9 million for the nine months ended September 30, 2026, compared to a decrease of approximately $2.7 million for the nine months ended September 30, 2025. The decrease for the nine months ended September 30, 2026, was primarily attributable to cash used to fund operations and an increase in prepaid expenses, partially offset by an increase in accounts payable and accrued liabilities and a decrease in other current assets. The decrease for the nine months ended September 30, 2025 was primarily attributable to cash used to fund operating activities which was offset by cash provided by financing activities related to proceeds from at-the-market sales of common stock of $2.0 million, proceeds from the issuance of common stock through a May 2025 Public Offering of $4.2 million and proceeds from the exercise of warrants of $1.3 million.

Liquidity & Capital Resources Outlook

As of September 30, 2026, we had approximately $41.2 million in operating bank accounts and money market funds, with working capital of approximately $40.4 million. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our critical accounting estimates, which include (1) stock-based compensation and (2) fair value measurements, are more fully described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed on March 30, 2026. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Exchange Act, Rule 13a-15(e), are effective as of September 30, 2026 to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on March 30, 2026. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASITHEA THERAPEUTICS CORP.

By:	/s/ Tiago Reis Marques
Tiago Reis Marques
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026

By:	/s/ Daniel Schneiderman
Daniel Schneiderman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2026